Form 10-K405
period 1999-12-31
AIRCRAFT FINANCE TRUST
filed 2000-03-24
CIK 1089449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
       ------------------------------------------------------------------

                                    FORM 10-K


                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           -----------------------------------------------------------
                                   (MARK ONE)

            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                          Commission File No. 333-82153
                          -----------------------------


                             AIRCRAFT FINANCE TRUST
                             ----------------------
             (Exact name of registrant as specified in its charter)

                                   51-6512392
                             (IRS Employer I.D. No.)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

    1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890
                                 (302) 651-1000
          (Address and telephone number of principal executive offices)

         --------------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

                      This document consists of 159 pages.

                             Aircraft Finance Trust

                          1999 Form 10-K Annual Report

                                Table of Contents


                                                                            Page
                                                                            ----
PART I
Item 1.    Business...........................................................3
Item 2.    Properties........................................................22
Item 3.    Legal Proceedings.................................................22
Item 4.    Submission of Matters to a Vote of Security Holders...............22

PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters...........................................................23
Item 6.    Selected Financial Data...........................................24
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................24
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........28
Item 8.    Financial Statements and Supplementary Data.......................30
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................44

PART III
Item 10.   Directors and Executive Officers of the Registrant................44
Item 11.   Executive Compensation............................................51
Item 12.   Security Ownership of Certain Beneficial Owners and Management....51
Item 13.   Certain Relationships and Related Transactions....................52

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...53

                                     PART I

Item 1.       Business

Introduction

     Aircraft Finance Trust was formed on April 13, 1999 as a Delaware business trust and is a special purpose company. The authorized business of Aircraft
Finance  Trust and its  present  and future  subsidiaries  is limited to buying, owning, leasing, selling commercial jet aircraft and related activities. Aircraft Finance Trust currently has two subsidiaries: AFT Trust-Sub I, which is a Delaware business trust, and Aircraft Finance Trust Ireland Limited, which is an Irish corporation (collectively "Aircraft Finance"). All of Aircraft Finance's aircraft are owned by AFT Trust-Sub I. Two of these aircraft are leased by AFT Trust-Sub I to Aircraft Finance Trust Ireland Limited for sublease to the ultimate user. Aircraft Finance's principal executive offices are located at 1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890. Its telephone number is (302) 651-1000.

     The beneficial interests in Aircraft Finance were originally purchased by UniCapital AFT-I, Inc. (51%) and UniCapital AFT-II, Inc. (49%), each of which were wholly-owned subsidiaries of UniCapital Air Group Inc., a wholly-owned subsidiary of UniCapital Corporation (UniCapital). During 1999, UniCapital AFT-I, Inc. subsequently sold 49.9% of its beneficial interest in Aircraft Finance to third party financial services companies. UniCapital Air Group, Inc. entered into an agreement to sell its interest in UniCapital AFT-I, Inc. to one of the financial services companies. As a result, these financial services companies own 51% of Aircraft Finance, and UniCapital Air Group, Inc.'s subsidiary, UniCapital, AFT-II, Inc. owns 49%.

     On May 5, 1999, Aircraft Finance issued $1,209 million of asset-backed notes (the Initial Notes). As of that date, the Initial Notes consisted of $512.5 million of Class A-1 Notes, $400 million of Class A-2 Notes, $126.5 million of Class B Notes, $106 million of Class C Notes and $64 million of Class D Notes. On January 20, 2000, Aircraft Finance completed an exchange offer whereby Aircraft Finance issued four classes of new notes, also designated Class A-1, Class A-2, Class B and Class C (the Exchange Notes), in exchange for the four corresponding classes of the Initial Notes. The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The Class D Notes were not exchanged and remain unregistered. $3 million of the Class A-2 Initial Notes were not tendered in the exchange offer and remain outstanding. The remaining outstanding Initial Notes and the outstanding Exchange Notes are together referred to as the Notes.

     Also on May 5, 1999, Aircraft Finance and its subsidiaries agreed with General Electric Capital Corporation to purchase 36 commercial jet aircraft from General Electric Capital Corporation and some of its affiliates under a master aircraft purchase agreement. Aircraft Finance paid the purchase price of approximately $1,196 million in full for these initial aircraft with the proceeds from the sale of the Initial Notes and from the sale of its beneficial interest. Remaining proceeds were used to fund cash reserves of $52 million. As of October 22, 1999, all of the 36 initial aircraft had been delivered to Aircraft Finance. At December 31, 1999, 35 of the initial aircraft were on lease to 22 lessees based in 12 countries. One aircraft was off lease and was subsequently re-leased. For a detailed discussion of the value of the aircraft, see "The Aircraft Portfolio".

     The trust agreement governing Aircraft Finance provides for four trustees. One of the four trustees of Aircraft Finance is Wilmington Trust Company, which is acting as the statutory trustee and the owner trustee. The remaining three trustees are the "controlling trustees" and have the authority to manage the property and affairs of Aircraft Finance under the trust agreement. All of the controlling trustees are independent from General Electric Capital Corporation. One of the controlling trustees, called the "equity trustee", has been appointed by the holders of Aircraft Finance's beneficial interest, while the two other controlling trustees, called the "independent controlling trustees", are independent of those holders. The holders of the beneficial interest of Aircraft Finance may, remove and replace the equity trustee, and each independent controlling trustee may be replaced by the other independent controlling trustee.

     The trust agreement requires that any decision relating to insolvency proceedings, mergers or other reorganizations of Aircraft Finance must be approved by a unanimous vote of the controlling trustees. Any sale of aircraft, decisions requiring Aircraft Finance's approval under the servicing agreement for the aircraft or under the agreement with the administrative agent, and the reduction of any required level of reserves must be approved by the equity trustee and at least one of the independent controlling trustees. In order for the controlling trustees to approve an aircraft sale on other than pre-approved terms, it must confirm to the indenture trustee, prior to the sale, that the sale will not materially and adversely affect the holders of the Notes. The acquisition of additional aircraft by Aircraft Finance and the terms of any related financing need only be approved by the equity trustee, subject to the terms of the trust agreement and the indenture, including confirmation by the rating agencies that the transaction will not adversely affect the rating on the Notes.

     As is common with many other special purpose companies, Aircraft Finance will not have any officers or other employees, except, in the case of a subsidiary, as may be required by applicable law. Aircraft Finance has arranged for third-party service providers to provide aircraft servicing, managerial services and financial advice. See "Part III, Item 10. Directors and Executive Officers of the Registrant" for further information regarding the management of Aircraft Finance.

     Aircraft Finance may acquire additional commercial passenger or freight aircraft from General Electric Capital Corporation or UniCapital or their respective affiliates. The indenture under which the Notes were issued contains a number of conditions for the acquisition of additional aircraft and for the financing of such an acquisition. If these conditions are met, there is no limit under the indenture to the number of additional aircraft that Aircraft Finance may acquire. UniCapital has indicated that it may at some point sell additional aircraft to Aircraft Finance.

     All of the net revenues of Aircraft Finance and its subsidiaries are used to pay principal, interest and other amounts due on the Notes or to provide for cash reserves for some or all of the subclasses of Notes. Except for accruals for the payment of anticipated expenses and required reserves, none of the revenues will be re-used or retained in the business of Aircraft Finance or its subsidiaries. In addition, none of the earnings of Aircraft Finance may be distributed to the holders of its beneficial interest until all Notes are repaid in full with the limited exception of reimbursing any payments made by those holders to cure interest shortfalls.

     Because the Notes do not provide for fixed principal payments, the ultimate repayment of the Notes, the amount of individual payments over time and the speed of repayment, are fully a function of Aircraft Finance's ability to collect revenues from the portfolio of the 36 aircraft and, if acquired, additional aircraft. Set forth below in the Risk Factors section are a variety of factors that, in addition to general economic conditions, could influence materially the collection of revenues -- principally lease rents and sale proceeds -- available for debt repayment.

Risk Factors

     The following summarizes certain risks that may materially affect the business operations of Aircraft Finance and its ability to pay the interest, principal and premium, if any, on the Notes in full at or before their final maturity dates and to make cash distributions to the beneficial interest holders. There may be additional risks and uncertainties not known at the present. There can be no assurance that payments under the aircraft leases will be adequate to pay the interest, principal and premium, if any, on the Notes in accordance with their terms.

     It should be noted that this Annual Report on Form 10-K (Form 10-K) contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "expect," "may," "anticipate," "intend" and "plan." Our actual results may differ materially from those discussed in this Form 10-K.

     References in this Form 10-K to the appraised value of aircraft at December 31, 1999 means the average of three appraisals of the aircraft as of December 31, 1999. For further discussion of the appraisals, see "The Aircraft Portfolio
- Appraisal of Aircraft".

AIRCRAFT FINANCE IS A SPECIAL PURPOSE ENTITY AND THEREFORE IS RELYING ON ONLY A LIMITED NUMBER OF REVENUE SOURCES FOR ITS BUSINESS.

     It is unlikely that Aircraft Finance would be able to obtain any alternate source of funds if any of its limited sources of funds prove to be insufficient to pay the Notes and its other obligations. The sole sources of payment for the Notes and the other obligations of Aircraft Finance and its subsidiaries are:

    (1) funds derived from the aircraft owned or to be acquired by them, including: rents, deposits, maintenance reserves and other payments under existing leases and any future leases, insurance proceeds, proceeds from the sale of aircraft and any payments by General Electric Capital Corporation as to several initial Brazilian leases;

    (2) liquidity reserves funded out of the proceeds of the Initial Notes or that may be funded out of the proceeds of any future notes or beneficial interests in Aircraft Finance or provided through any future credit facilities;

    (3)  net payments under swap or other hedging agreements;

    (4)  investment earnings; and

    (5) net proceeds from the sale of any notes issued to refinance other notes.

AIRCRAFT FINANCE HAS NO EMPLOYEES OR MANAGERS OF ITS OWN, AND THEREFORE ITS ABILITY TO GENERATE REVENUES DEPENDS ON CONTRACTS WITH, AND PERFORMANCE BY, INDEPENDENT THIRD PARTY SERVICE PROVIDERS.

     Inadequate performance and resignations by service providers may materially and adversely affect revenues and costs. In the absence of an ownership stake, third party service providers may have no incentive to perform beyond the strict requirements of their contract. Aircraft Finance is especially dependent on service providers because neither Aircraft Finance nor its subsidiaries have any employees or executive managers of its own.

     Aircraft Finance relies on contracts with GE Capital Aviation Services, Limited, an affiliate of General Electric Capital Corporation, as the servicer, ReSource/Phoenix, Inc. as the administrative agent, Bankers Trust Company as the financial advisor, Lehman Brothers Inc. as the capital markets advisor and perhaps other service providers for all asset servicing, executive and administrative functions. Regarding these arrangements, please note that:

    (1) any of these organizations may fail to perform its contractual obligations adequately;

    (2)  any of these organizations may exercise contract termination rights;

    (3) Aircraft Finance may find it difficult to recover damages for poor performance in light of contractual limitations;

    (4) Aircraft Finance may not be able to terminate the contract itself -- in particular its rights to terminate the aircraft servicing agreement are very limited; and

    (5) Aircraft Finance may not have the legal right to locate satisfactory replacements on favorable terms.

THE AIRCRAFT SERVICER MAY FACE CONFLICTS OF INTEREST THAT COULD RESULT IN PREFERENTIAL TREATMENT FOR A THIRD PARTY AT THE EXPENSE OF AIRCRAFT FINANCE. IF THE SEVICER DID PREFER A THIRD PARTY IN A CONFLICT OF INTEREST, IT COULD ADVERSELY AFFECT AIRCRAFT FINANCE'S REVENUES.

     GE Capital Aviation Services, Limited will from time to time have conflicts of interest that may adversely affect its ability to perform its obligations as the servicer for Aircraft Finance because it manages aircraft and other assets of other entities, in particular for its affiliate, General Electric Capital Corporation and its group. These conflicts will arise if the servicer leases Aircraft Finance's aircraft to the same entities that are also the lessees of other aircraft managed by the servicer. In this circumstance, decisions affecting some aircraft may unavoidably be adverse to others. If the servicer makes a decision adverse to Aircraft Finance's interests, Aircraft Finance's revenues could suffer.

     These conflicts may be particularly acute when a lessee in financial distress needs to return some of its aircraft. Conflicts will also arise when the aircraft of Aircraft Finance are being marketed for re-lease or sale at a time when other aircraft managed by the servicer are being similarly marketed. These circumstances may be especially sensitive where General Electric Capital Corporation is providing financing for the marketed aircraft or where the servicer's contractual arrangements have the effect of requiring preferential treatment for other aircraft.

     Under the terms of its servicing agreement with the servicer, Aircraft Finance is not necessarily entitled to be informed of all conflicts of interest involving the servicer and is limited in its right to replace the servicer because of conflicts of interest.

BECAUSE AIRCRAFT FINANCE'S CONTRACT LIMITS ITS REMEDIES AGAINST THE SERVICER FOR POOR PERFORMANCE, AIRCRAFT FINANCE MAY AT SOME POINT BEAR COSTS THAT WILL REDUCE ITS AVAILABLE REVENUES.

     Under the aircraft servicing agreement, Aircraft Finance may not in all cases have the right to recover damages for inadequate performance. Aircraft Finance's right to terminate the servicing agreement by reason of a failure of the servicer to perform is, moreover, limited to those failures to perform that materially and adversely affect Aircraft Finance and its subsidiaries as a whole.

     In particular, the servicer is not contractually responsible for, among other things:

    (1) the transfer of aircraft, leases or other assets to any person within Aircraft Finance;

    (2) the adequacy of the terms of any aircraft lease, including rent payments, maintenance reserves or security deposits;

    (3)  the reliability or creditworthiness of any lessee; and

    (4) the terms of the Notes and the ability of Aircraft Finance to comply with the terms of the Notes.

     Aircraft Finance has agreed to indemnify the servicer and its affiliates for broad categories of losses arising out of the performance of services for the aircraft and leases held by subsidiaries of Aircraft Finance, unless the losses arise from the servicer's gross negligence or willful misconduct.

MARKET INTEREST RATE FLUCTUATIONS COULD CHANGE EXPECTED CASH FLOWS.

     Interest rate exposure arises to the extent that Aircraft Finance's fixed and floating rate obligations under the Notes do not correlate to either or both of the mix of fixed and floating rate rental payments for different periods and the timing of those payments. Although Aircraft Finance will attempt to hedge that exposure as described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk", it makes no assurance that it will be effective in implementing its hedging goals. In addition, the premature termination of any lease may result in Aircraft Finance incurring prepayment or cancellation costs under its hedging agreements.

CHANGES IN THE AIRCRAFT PORTFOLIO COULD CHANGE EXPECTED CASH FLOWS.

     The assumptions regarding the expected cash flow of Aircraft Finance are subject not only to a variety of economic factors, but also to any substantial change in the composition of the aircraft portfolio from that initially contemplated. Any substantial change in that composition could significantly alter expected cash flows and the nature and degree of risks affecting cash flows. Three principal factors could affect the fleet composition.

    (1) THE EXERCISE OF PURCHASE OPTIONS BY LESSEES. The exercise of a lessee purchase option may result in sale proceeds lower than target sale prices of the aircraft if payments on the Notes have not been made as assumed. Two lessees with respect to three of the aircraft, representing 11.6% of the aggregate appraised value at December 31, 1999, have unexpired options to purchase aircraft.

    (2) THE LOSS OF AIRCRAFT THROUGH CASUALTY OR GOVERNMENTAL TAKING. The proceeds of insurance and taking awards may not be sufficient to compensate for the loss of the revenue otherwise available from the affected aircraft.

    (3) THE PURCHASE OF ADDITIONAL AIRCRAFT. UniCapital has indicated that it may at some point sell additional aircraft to Aircraft Finance. Although any additional aircraft may add to the cash flow of Aircraft Finance and such acquisitions are subject to confirmation by the rating agencies rating the Notes that the agencies will not lower, qualify or withdraw any rating on the Notes as a result and other requirements of the indenture governing the Notes, Aircraft Finance cannot predict the effect of additional aircraft on its cash flows and ability to repay the Notes.

AIRCRAFT FINANCE WILL NOT RECEIVE ENOUGH REVENUES FROM ITS CURRENT AIRCRAFT LEASES TO REPAY THE NOTES IN FULL AND THEREFORE IT WILL HAVE TO RELEASE OR SELL THE AIRCRAFT IN ORDER TO REPAY THE NOTES IN FULL.

     Aircraft Finance will need to re-lease aircraft as current leases expire in order to continue to generate enough revenue to pay the Notes in full. Failing re-leasing, it will need to attempt to sell the aircraft to provide funds for note payments. Aircraft Finance may be unable to sell the aircraft at satisfactory prices if market conditions decline.

OVER THE LIFE OF THE AIRCRAFT PORTFOLIO, IT IS LIKELY THAT SOME OF THE AIRCRAFT LESSEES WILL EXPERIENCE FINANCIAL DIFFICULTIES WHICH WILL CAUSE THEM TO DELAY OR MISS RENTAL PAYMENTS TO AIRCRAFT FINANCE.

     The ability of each aircraft lessee to perform its lease obligations will depend not only on the managerial skills of its employees but also on general economic conditions in the country or region in which it operates as well as competition, fare levels, passenger demand, and operating costs, including, but not limited to, the cost of fuel. Some of Aircraft Finance's existing lessees are in a weak financial position, and this is likely to be the case with future aircraft lessees as well. As the aircraft approach the end of their realizable useful life, it is increasingly likely that the aircraft will be leased to less creditworthy lessees. In a portfolio the size of Aircraft Finance's, you should expect that some aircraft lessees may at some point be slow in paying or may fail to pay in full. In most instances, late payments are recovered, together with default interest or other similar payments required by the leases. In other instances, a restructuring of the lease is required, involving anything from a simple rescheduling of payments to the termination of a lease.

     A delayed or missed rental payment from a lessee decreases Aircraft Finance's revenues, adversely affecting the timely or full repayment of the Notes. A certain level of delinquency has been assumed for purposes of calculating the estimated final payment date for the Notes. Aircraft Finance cannot assure you, however, that default levels will not increase over time, particularly if the current favorable economic conditions do not continue.

INCREASED FUEL PRICES COULD HAVE A NEGATIVE FINANCIAL IMPACT ON AIRCRAFT FINANCE'S CURRENT LESSEES AND COULD ADVERSELY AFFECT IT'S ABILITY TO RE-LEASE THE AIRCRAFT.

     Oil prices have increased significantly over the previous year, and many airlines have reported reduced levels of profitability due to higher fuel prices. To the extent that fuel prices remain at their current levels or increase further, this could cause lessees to experience financial difficulties which could cause them to delay or miss their rental payments. High fuel prices could also adversely affect Aircraft Finance's ability to re-lease or sell aircraft on advantageous terms.

AIRCRAFT FINANCE FACES COMPETITION FROM A VARIETY OF ENTITIES.

     In leasing and selling aircraft in its portfolio, Aircraft Finance faces competition from a variety of entities. These include:

    (1)  the manufacturers of aircraft, such as Boeing and Airbus;

    (2) financial institutions engaged in the leasing business and other leasing companies, such as General Electric Capital Corporation and International Lease Finance Corporation;

    (3) banks and other financial institutions that have foreclosed on aircraft collateral;

    (4)  airlines which are disposing of aircraft; and

    (5) other aircraft portfolio entities formed for purposes similar to those of Aircraft Finance.

     Many if not most of these entities have greater resources, greater financial flexibility and longer operating histories than Aircraft Finance.

OPERATIONAL RESTRICTIONS MAY HARM AIRCRAFT FINANCE'S ABILITY TO COMPETE.

     The indenture governing the Notes and other governing documents impose restrictions on how Aircraft Finance operates its business. These restrictions may limit the ability to compete effectively in the aircraft leasing market under certain circumstances. For example, there are concentration limits contained in the Indenture that restrict Aircraft Finance's ability to lease a certain percentage of aircraft to any individual lessee, to lessees in particular countries, or to lessees in particular geographical regions. Most of our competitors do not operate under such restrictions.

THE CONCENTRATION OF LESSEES IN A PARTICULAR GEOGRAPHICAL REGION MAY AMPLIFY AIRCRAFT FINANCE'S EXPOSURE TO LOCAL ECONOMIC CONDITIONS.

     The commercial aviation industry throughout the world generally is highly sensitive to general economic conditions. Because a substantial portion of business and, especially, leisure airline travel is discretionary, the industry has tended to suffer during economic downturns. In addition, local economic and political conditions can influence the performance of a lessee located in a particular region. The effect of those local conditions on Aircraft Finance will be more or less intense depending on the concentration of the number of its lessees in that region.

     EUROPEAN CONCENTRATION. As of December 31, 1999, lessees based in Europe account for aircraft having 57.3% of the aggregate appraised value at December 31, 1999, with 52.1% based in "developed" European markets and 5.2% based in "emerging" European markets. Commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the deregulation of the airline industry by the EU. European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The effect of these restrictions is illustrated by the noise curfews and environmental slot controls for some of the larger European airports, as well as higher landing fees. Meeting these tougher standards could significantly increase aircraft operating costs of Aircraft Finance's aircraft.

     ASIA PACIFIC REGION CONCENTRATION. As of December 31, 1999, lessees based in the Asia Pacific region, including China and India, account for aircraft having about 9.3% of the aggregate appraised value at December 31, 1999. Trading conditions in the civil aviation industry in Asia have been adversely affected by the severe economic and financial difficulties experienced recently in the region. The economies of Indonesia, Thailand, Japan, Korea and Malaysia have experienced particularly acute difficulties resulting in many business failures, and in many cases significant depreciation of local currencies and downgrades of sovereign and corporate credit ratings. The regional economic downturn has undermined business confidence, reduced demand for air travel and has adversely impacted the results of operations of Aircraft Finance's lessees in the region. Several airlines in the region have recently announced their intention to reschedule their aircraft purchase obligations, eliminate some routes and reduce employees. The downturn in Asia is likely to be exacerbated by the large number of aircraft currently on order by Asian airlines. The recessionary conditions that are now expected to prevail in large parts of the region for a significant period of time may also have a significant adverse impact on global aircraft demand.

     LATIN AMERICAN CONCENTRATION. As of December 31, 1999, lessees based in Latin America account for aircraft having 7.8% of the aggregate appraised value at December 31, 1999. Although some countries in Latin America have experienced in the past several years increased political stability, overall increased economic growth, lower inflation rates and revitalized economies, the progress has not been regionwide and may not be maintained or furthered.

     For example, in 1994, Mexico experienced lower capital inflows, a large current account deficit leading to diminishing foreign exchange reserves, a devaluation of the peso and dampened investor confidence. Those circumstances resulted in lower levels of foreign investment in Latin America in general. More recently, Brazil has experienced significant downturns in its financial markets, and, as a result, on January 13, 1999, Brazil devalued its currency. Continued weakness in Brazil can affect not only leases with Brazilian lessees (accounting for 7.8% of the aggregate appraised value at December 31, 1999) but, more importantly, could spread throughout Latin America and other "emerging" economies and affect other lessees of Aircraft Finance.

     NORTH AMERICAN CONCENTRATION. As of December 31, 1999, lessees based in North America account for aircraft having 23.0% of the aggregate appraised value at December 31, 1999. Over the last decade, a number of the major North American passenger airlines have filed Chapter 11 bankruptcy proceedings and several major United States airlines have ceased operations altogether. Two lessees of aircraft delivered to Aircraft Finance have recently emerged from bankruptcy proceedings. While airline profitability in the region has improved since its cyclical low in the 1990-1992 period, increasing competition from low-cost air carriers and an inability to reduce labor and other costs to sustainable levels continues to put pressure on North American airline margins. Further bankruptcy or similar proceedings by low-cost or other North American carriers may adversely affect the ability of North American lessees to make timely and full rental payments.

     OFF LEASE AIRCRAFT. As of December 31, 1999, one aircraft representing 2.6% of the aggregate appraised value at December 31, 1999 was off lease. This aircraft was re-leased in February 2000 to Philippine Airlines, Inc.

LEASE DEFAULTS WILL RESULT IN ADDITIONAL COSTS FOR AIRCRAFT FINANCE.

     Although Aircraft Finance has the right to repossess aircraft and to exercise remedies upon a lease default, it may incur significant costs in the process. Those costs include legal and other expenses of court or other governmental proceedings, particularly if the lessee is contesting the proceeding or is in bankruptcy, to obtain possession and re-registration of the aircraft and flight and export permissions. Delays resulting from any such proceedings would also increase the period of time during which the relevant aircraft are not productively under lease. Aircraft Finance may, moreover, incur substantial maintenance or repair costs that a defaulting lessee has failed to pay and may need to pay off liens and governmental charges on the aircraft to obtain clear possession and to re-market the aircraft effectively. Any such cost or delays may adversely affect the amounts available to pay to the holders of the Notes.

PAYMENT OF MAINTENANCE COSTS MAY AT TIMES BE PAID BY AIRCRAFT FINANCE.

     Any failure of an aircraft to be maintained or modified properly in accordance with manufacturer's requirements or airworthiness directives and other governmental requirements, including those relating to noise and emissions standards, can impair the safety of the aircraft, result in grounding or penalties and affect the ability to re-lease or to sell the aircraft. The costs of maintenance can be substantial and may have a higher payment priority than that of the Notes. In many cases, the lessee is required to provide for maintenance or modifications. Lessees could, however, fail to pay those costs, and the burden would fall on Aircraft Finance. In addition, Aircraft Finance or its subsidiary as the lessor is, in some instances, required to bear a portion of the maintenance costs, and the pressure of competition may require it to bear an increasing portion of those costs in the future. Although Aircraft Finance established a cash reserve of $52 million on May 5, 1999, any significant variations in the costs required to be paid directly by Aircraft Finance may materially impair the ability of Aircraft Finance to make payments on the Notes.

PAYMENT OF OTHER OPERATING COSTS MAY AT TIMES BE PAID BY AIRCRAFT FINANCE.

     As in the case of maintenance costs, Aircraft Finance may incur other operational costs upon a lessee default or where the terms of the lease require it to pay a portion of those costs. Those costs include:

    (1) the costs of casualty, liability and political risk insurance and the liability costs or losses when insurance coverage has not been or cannot be obtained as required or is insufficient in amount or scope;

    (2) the costs of licensing, exporting or importing an aircraft, airport taxes, customs duties, air navigation charges and similar governmental or quasi-governmental impositions, which can be substantial; and

    (3) penalties and costs associated with the failure of lessees to keep the aircraft registered under all appropriate local requirements.

     The failure to pay some of these costs can result in liens on the aircraft, and the failure to register can result in a loss of insurance. These matters can prevent the re-lease, sale or other use of the aircraft until the problem is cured.

AIRCRAFT  FINANCE  WILL  NEED TO  RE-LEASE  OR SELL  AIRCRAFT  TO  MAINTAIN  ITS
REVENUES.

     The number and types of the aircraft that Aircraft Finance must place with lessees through December 31, 2004 is presented in the table below. That table shows the years in which the leases for those aircraft are contractually scheduled to expire or have terminated, including expirations of anticipated leases that are currently represented by existing letters of intent. The table illustrates that the leases for 28 of the aircraft, representing approximately 74.9% of the aggregate appraised value at December 31, 1999, are scheduled to expire or permit early termination on or before December 31, 2004. The table assumes that, except as indicated, no lease terminates prematurely, no aircraft are sold and no additional aircraft are purchased. More aircraft will need to be re-leased to the extent leases terminate prematurely. Aircraft Finance has one aircraft off lease at December 31, 1999 due to an early termination. This aircraft was re-leased in February 2000 to Philippine Airlines, Inc.

                                         Year Ending December 31,
                                         ------------------------
Aircraft Type                 2000      2001      2002       2003        2004
-------------                 ----      ----      ----       ----        ----
B737-300.....................   -         1          3         -           3
B737-400.....................   -         -          2         -           2(e)
B767-300ER...................   1(d)      -          1(a)      -           1
A310-300.....................   -         -          -         1           -
A320-200.....................   -         -          -         2           5
DC-10-30.....................   -         -          2         -           -
MD-83........................   1(c)      1(a)       2(b)      -           -
                              ------    ------    -------    ---        ----
Total........................   2         2         10         3          11

(a)  Assuming an early termination option is exercised.
(b) Includes an aircraft for which an early termination option is assumed to be exercised.
(c) A letter of intent has been signed with the current lessee to extend this lease through October 2001.
(d) A letter of intent has been signed
with a Canadian lessee for a three year lease following the expiration in May 2000.
(e) The lessee for one of these aircraft is expected to return the aircraft early in 2000. A letter of intent has been signed by a new lessee based in Belgium for a three year lease.

AIRCRAFT FINANCE MAY HAVE DIFFICULTY IN RE-LEASING OR SELLING AIRCRAFT AT FAVORABLE TERMS.

     The servicer, GE Capital Aviation Services, Limited, has agreed to seek to re-lease aircraft serviced by it as they become available upon the termination of any lease. The servicer has not assured Aircraft Finance, and Aircraft
Finance makes no assurances, that it will be able to re-lease aircraft on a timely basis, at equally favorable rental rates or otherwise on favorable lease terms. Aircraft Finance's ability to obtain timely and favorable lease terms or to sell aircraft at attractive prices may be adversely affected by unpredictable changes in general economic conditions, passenger demand and the competitive strength of the airline industry. The availability of commercial jet aircraft for lease or sale has periodically experienced cycles of over supply and under supply, resulting in sharp decreases and increases in aircraft values and lease rates. Among other factors that could influence lease terms and sales prices are the following:

    (1)  cyclical changes in interest rates and the availability of credit;

    (2) fluctuations in the cost of fuels and other materials, labor costs, costs associated with changing governmental regulations and air traffic control constraints;

    (3) manufacturer production levels, particularly increased production of new aircraft, as announced by Boeing and Airbus, which makes older, used models less attractive, especially in Asia where an over supply is already perceived to exist;

    (4) the cessation or announced cessation of production of particular aircraft models, such as, after the merger of Boeing and McDonnell
         Douglas, the MD-80 of which there are four in Aircraft Finance's initial portfolio, representing approximately 7.0% of the aggregate appraised value at December 31, 1999 of the portfolio;

    (5) the operating history of particular aircraft, the identity of its operators and legal and regulatory requirements affecting its operation and transfer or leasing;

    (6) changes in aircraft technology, either significant advances by manufacturers or governmentally mandated modifications, that may render older models substantially less attractive or may result in modification costs that reduce net sales prices or rentals; and

    (7) competition from aircraft manufacturers, airlines, aircraft leasing companies, financial institutions, aircraft broker and special purpose leasing vehicles that may have greater financial resources and greater legal and financial flexibility to structure and offer more favorable leasing, pricing or financing alternatives.

AIRCRAFT TYPE CONCENTRATIONS MAY AMPLIFY OTHER RISK FACTORS.

     The concentration of the types of aircraft held by Aircraft Finance may amplify some of the factors noted above. The aircraft owned by Aircraft Finance include eight aircraft types, three of which represent together 70.2% of the aggregate appraised value at December 31, 1999, with Boeing 737-300s constituting 28.6%, Boeing 767-300ERs constituting 23.8% and Airbus A320-200s constituting 17.8% of that aggregate value. Also, narrowbody aircraft constitute 65.3% of the aggregate appraised value at December 31, 1999.

The Aircraft Portfolio

     The following tables set forth details of the aircraft owned by Aircraft Finance as of December 31, 1999. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" for further information about events that have occurred subsequent to December 31, 1999.

     The following table identifies the 36 aircraft by type of aircraft.

                                                             % of Aircraft by
                      Type of    Number of                Appraised Value as of
Manufacturer         Aircraft    Aircraft   Body Type       December 31, 1999
------------         --------    --------   ---------       -----------------
Boeing             B737-300         11      Narrowbody             28.6%
                   B737-400          5      Narrowbody             11.9%
                   B767-200ER        2      Widebody                5.2%
                   B767-300ER        4      Widebody               23.8%
Airbus             A310-300          1      Widebody                2.7%
                   A320-200          7      Narrowbody             17.8%
McDonnell Douglas  DC-10-30          2      Widebody                3.0%
                   MD-83             4      Narrowbody              7.0%
                                   ---                        ----------
Total                               36                            100.0%

     All of the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume I, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage 3 noise levels set out in
Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations.

     The following table identifies the countries in which the lessees of the 36 aircraft are based, calculated as of December 31, 1999.

                                                             % of Aircraft by
                                          Number of        Appraised Value as of
Country                                   Aircraft           December 31, 1999
-------                                   --------           -----------------
U.K......................................     7                      22.0%
U.S......................................     6                      15.8%
Italy....................................     2                       9.0%
Brazil...................................     3                       7.8%
Canada...................................     3                       7.2%
France...................................     2                       6.3%
Turkey...................................     2                       5.2%
China....................................     2                       5.2%
Ireland..................................     2                       5.0%
Spain....................................     3                       5.1%
Sweden...................................     1                       4.7%
India....................................     2                       4.1%
Off Lease................................     1                       2.6%
                                            ---                  ---------
Total....................................    36                     100.0%

     The following table identifies the regions in which the 36 aircraft are based, calculated as of December 31, 1999.

                                                             % of Aircraft by
                                          Number of        Appraised Value as of
Region                                    Aircraft           December 31, 1999
------                                    ---------        ---------------------

Developed Markets
     Europe..............................     17                     52.1%
     North America.......................      9                     23.0%
Emerging Markets
     Asia................................      4                      9.3%
     Europe and the Middle East..........      2                      5.2%
     Latin America.......................      3                      7.8%
Off Lease................................      1                      2.6%
                                            ----                 ---------
Total....................................     36                    100.0%

     The following table identifies the current lessees of the 36 aircraft, calculated as of December 31, 1999.

                                                             % of Aircraft by
                                               Number of   Appraised Value as of
Lessee                                         Aircraft      December 31, 1999
------                                         --------      -----------------
Air 2000 Limited............................       1                  7.0%
Airtours International Airways Limited......       2                  4.6%
Linee Aeree Italiane S.p.A..................       1                  7.1%
America West Airlines, Inc..................       1                  2.7%
Britannia Airways Limited...................       1                  4.7%
British Airways.............................       1                  2.6%
British Midland Airways PLC.................       3                  7.7%
Canadian Airlines International Ltd.........       2                  4.5%
China Eastern Airlines Corporation Limited..       2                  5.2%
Continental Airlines, Inc...................       2                  3.0%
Eurofly S.p.A...............................       1                  1.9%
Frontier Airlines, Inc......................       1                  2.6%
Istanbul Hava Yollari A.S...................       2                  5.2%
Jet Airways (India) Limited.................       2                  4.1%
Royal Aviation, Inc.........................       1                  2.7%
Spanair S.A.................................       3                  5.1%
Societe de Transport Aerien Regional........       2                  6.3%
TransBrasil S.A. Linhas Aereas..............       1                  2.7%
TransMeridian Airlines, Inc.................       1                  2.4%
TWA.........................................       1                  5.0%
VARIG.......................................       2                  5.2%
Virgin Express S.A. N.V.....................       2                  5.1%
Off Lease...................................       1                  2.6%
                                                 ---             ---------
Total.......................................      36                100.0%

Total Number of Lessees: 22

     The following table lists the 36 aircraft by seat category.

                                                             % of Aircraft by
                                                Number of  Appraised Value as of
Seat Category        Aircraft Types             Aircraft     December 31, 1999
-------------        --------------             --------     -----------------
121-170              B737-300, B737-400, MD-83     20                47.5%
135-180                               A320-200      7                17.8%
171-240       A310-300, B767-200ER, B767-300ER      7                31.7%
240+                                  DC-10-30      2                 3.0%
                                                  ---            ---------
Total                                              36               100.0%

     The  following   table   identifies   the  aircraft  by  year  of  aircraft
manufacture. The weighted average age of the 36 aircraft as of December 31, 1999 is approximately 5.5 years.

                                                             % of Aircraft by
                                            Number of      Appraised Value as of
Year of Manufacture                         Aircraft         December 31, 1999
-------------------                         --------         -----------------
1980.....................................       1                     1.4%
1982.....................................       1                     1.6%
1986.....................................       1                     1.5%
1987.....................................       2                     5.2%
1988.....................................       1                     2.7%
1989.....................................       1                     1.7%
1991.....................................       6                    15.7%
1992.....................................       4                    11.1%
1993.....................................       1                     2.4%
1996.....................................       5                    12.8%
1997.....................................      10                    27.1%
1998.....................................       1                     2.7%
1999.....................................       2                    14.1%
                                             ----                ---------
Total....................................      36                   100.0%


     Further particulars of the 36 aircraft, calculated as of December 31, 1999, are contained in the table below:

                                                                                                 Date         Appraised
                                                                                                  of         Value as of
             Country in which                         Aircraft           Engine       Serial     Manu-      December 31,
Region       Aircraft is based      Lessee              Type              Type        Number    facture         1999
------       -----------------      ------              ----              ----        ------    -------         ----

Europe (Developed)                                                                                             ($000)
             France              STAR Airlines         A320-200         CFM56-5B4       737      9/97         $39,404
             France              STAR Airlines         A320-200         CFM56-5B4       749      9/97          39,401
             Ireland             Virgin Express        B737-300         CFM56-3C1     28333      8/96          30,721
             Ireland             Virgin Express        B737-400         CFM56-3C1     28489     11/96          32,640
             Italy               Alitalia              B767-300ER       CF6-80C2B7F   30008      3/99          88,549
             Italy               Eurofly S.p.A.        MD-83            JT8D-219      53199      3/92          24,288
             Spain               Spanair S.A.          MD-83            JT8D-219      49398     11/86          18,829
             Spain               Spanair S.A.          MD-83            JT8D-219      49791      9/89          21,674
             Spain               Spanair S.A.          MD-83            JT8D-219      53198      4/91          22,882
             United Kingdom      Air 2000              B767-300ER       CF6-80C2B7F   29617      3/99          88,308
             United Kingdom      Airtours              A320-200         CFM56-5A3       221      9/91          29,019
             United Kingdom      Airtours              A320-200         CFM56-5A3       222     10/91          29,053
             Sweden              Britannia(1)          B767-300ER       CF6-80C2B6F   25221      7/91          59,513
             United Kingdom      British Airways       B737-300         CFM56-3C1     28548     12/97          33,207
             United Kingdom      British Midland       B737-300         CFM56-3C1     28554     12/96          31,282
             United Kingdom      British Midland       B737-300         CFM56-3C1     28557      3/97          32,447
             United Kingdom      British Midland       B737-300         CFM56-3C1     28558      4/97          32,518
North America (Developed)
             United States       America West          B737-300         CFM56-3C1     28740      6/98          34,467


             United States       Continental           DC-10-30         CF6-50C2      46584      2/80          18,070
             United States       Continental           DC-10-30         CF6-50C2      48292      2/82          19,966
             United States       Frontier Airlines     B737-300         CFM56-3C1     28563      8/97          32,874
             United States       TransMeridian         A320-200         V2500-A1        373      1/93          30,623
                                 Airlines
             United States       TWA                   B767-300ER       PW4060        25403      1/92          62,950
             Canada              Canadian Airlines     A320-200         CFM56-5A1       210      7/91          27,962
             Canada              Canadian Airlines     A320-200         CFM56-5A1       231      9/91          28,330
             Canada              Royal Aviation        A310-300         CF6-80C2A2      448      2/88          34,087
Asia (Emerging)
             China               China Eastern         B737-300         CFM56-3C1     28561      6/97          32,424
             China               China Eastern         B737-300         CFM56-3C1     28562      7/97          32,538
             India               Jet Airways           B737-400         CFM56-3C1     25663     11/92          25,913
             India               Jet Airways           B737-400         CFM56-3C1     25664     11/92          26,071
Europe & Middle East (Emerging)
             Turkey              Istanbul              B737-400         CFM56-3C1     28490     11/96          32,510
             Turkey              Istanbul              B737-400         CFM56-3C1     28491     11/96          32,550
Latin America (Emerging)
             Brazil              TransBrasil           B737-300         CFM56-3C1     28564     11/97          33,321
             Brazil              VARIG                 B767-200ER       CF6-80C2B     23805      7/87          32,515
             Brazil              VARIG                 B767-200ER       CF6-80C2B     23806      7/87          32,527
Off Lease                                              B737-300         CFM56-3C1     28559      5/97          32,701
                                                                                                           ----------
Total                                                                                                      $1,256,134

(1) Leased to Britannia (United Kingdom) and subleased to Britannia Airways AB (Sweden).

APPRAISAL OF AIRCRAFT.

     Aircraft Finance has agreed to deliver to Bankers Trust Company as the security trustee, commencing in 2000, appraisals of the base value of each of the aircraft at least once each year by May 31. The appraisals must come from at least three independent appraisers that are members of the International Society of Transport Aircraft Trading or any similar organization and be dated within 30 days prior to their delivery to the trustee.

     Three appraisers, Aircraft Information Services, Inc., BK Associates, Inc. and Morten Beyer & Agnew, Inc., provided appraisals of the value of each of the aircraft as of December 31, 1999. The appraisals assume that the aircraft are utilized normally in an open, unrestricted and stable market, adjusted where necessary to account for the reported maintenance standard of the aircraft. Values calculated under these assumptions are "base values." The current appraised value of each aircraft is determined by taking the average of the base values contained in the three appraisals. The appraisals were not based on a physical inspection of the aircraft.

     Based on the appraisals, the aggregate of the current appraised values for the aircraft as of December 31, 1999 is $1,256,133,667. The aggregate of the appraised values at December 31, 1998 was $1,322,643,333. You should not rely upon these base values as a measure of the market or realizable value of any initial aircraft. In addition, the base values of the aircraft are expected to decline over time due to the aging of the aircraft, increasing maintenance expenses and similar factors. The appraisals listed above were as of December 31, 1999, and the base values of the aircraft, if determined as of any date subsequent to December 31, 1999, would be expected to be lower than the base values in the appraisals.

     The appraised base values obtained and to be obtained assume an "open, unrestricted stable market environment with a reasonable balance of supply and demand" and other factors common for like appraisals. At any point in the aircraft leasing cycle, however, there will be imbalances of aircraft supply and demand and there may be particularly pronounced imbalances for specific aircraft types. Although some initial aircraft may have market values approximating or exceeding the appraised values given them, others, such as the older aircraft, may have market values below, and in some cases significantly below, those appraised base values. At a cyclical low, the market value of most aircraft types is likely to be less than, and in some cases significantly less than, the appraised base values. In addition, the appraised base values of the initial aircraft will likely decline over time due to aging, increasing maintenance expenses and similar factors. Accordingly, you should not place undue reliance on the indicated appraised values as an accurate depiction of current market or realizable values at any one point in time.

THE LEASES.

     As of December 31, 1999, there were 22 lessees under leases for the aircraft in 12 different countries. One aircraft was off lease at December 31, 1999, but was subsequently re-leased in February 2000. The following description relates to the leases for the aircraft in effect on December 31, 1999. Any leases of additional aircraft and any future leases entered into for the re-lease of any aircraft may differ from the description provided below.

     As a general matter, weakly capitalized airlines are more likely than well capitalized airlines to seek operating leases. You should expect varying numbers of lessees at any point in time to be experiencing payment difficulties.

     The servicer has advised Aircraft Finance that in the servicer's experience some lessees of aircraft similar to the aircraft owned by Aircraft Finance and its affiliates fail to make timely lease, maintenance and other payments from time to time over the course of their leases. In most instances, late payments are recovered, together with default interest or other similar payments required by the leases. In some instances, the financial difficulties of a portfolio's lessees may result in a formal or informal restructuring. Restructurings may involve the voluntary termination of a lease prior to its expiration and the arrangement of subleases from the lessee to another aircraft operator. In addition, restructurings may involve reduced rental payments for a specified period, which may be several months.

MANAGEMENT, LEASE TERMS, RISK OF LOSS.

     All leases of the aircraft will be managed by the servicer under the servicing agreement. All of the leases for the initial aircraft are operating leases. Under those leases, the lessees agreed to lease the aircraft for a fixed term, although in some cases the lessees have purchase options, termination rights and extension rights. Although most of the lease documentation for the initial aircraft is fairly standardized in many respects, significant variations do exist as a result of lessee negotiation.

LEASE PAYMENTS AND SECURITY.

     Each lease for an initial aircraft requires the lessee to pay periodic rentals during the lease term. A number of the leases require the lessee to pay periodic amounts as maintenance reserves.

     The lessees are required to make payments without withholding payment on account of any amounts the lessor may owe the lessee or any claims the lessee may have against the lessor for any breach of contract. Each lease includes an obligation of the lessee to gross-up payments under the lease where lease payments are subject to withholdings and other taxes, although sometimes the gross-up amount will be limited to the amount that would have been payable if such lease had never been transferred to Aircraft Finance or its subsidiary. The leases for the initial aircraft also require the lessee to indemnify the lessor for some tax liabilities including, in some leases, value added tax and stamp duties, but generally excluding income tax or its equivalent imposed on the lessor. The lessees must also pay default interest on any overdue amounts. In the lease with British Airways, the lessee may exercise remedies if the lessor breaches its covenant not to interfere with the lessee's use of the aircraft.

     Under the leases for the initial aircraft, the lessee must pay operating expenses accrued or payable during the term of the lease, which would normally include maintenance, operating, overhaul, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and hull "all risks" and public liability insurance premiums. The lessees are obliged to remove liens on the aircraft other than liens permitted under the leases.

     Under all but three of the leases for the initial aircraft, the lessee has provided security deposits to secure its obligations. In fifteen of the leases, the lessee has provided cash security deposits. In seven of the leases, the lessee has provided a letter of credit. One aircraft is currently off lease at December 31, 1999. In the remaining ten leases, the lessee provided both letters of credit and cash.

RENTALS.

     Most of the rental payments are payable on a fixed rate basis and are not adjustable by reference to market interest rate changes. Rentals under most of the leases for the initial aircraft are payable monthly in advance.

OPERATION OF THE ORIGINAL AIRCRAFT.

     The leases require the lessees to operate the aircraft in compliance with all applicable laws and regulations. The initial aircraft generally must remain in the possession of the lessees, and any subleases of the aircraft must be approved by the lessor. The Britannia lease, however, permits a sublease to Britannia Airways GmbH, and TWA permits it to sublease to a pre-approved list of major U.S. airlines. Under some of the leases, the lessee may enter into charter or other arrangements for the aircraft if the lessee does not part with operational control of the aircraft. Generally, the lessees are not allowed to re-register the aircraft without the lessor's permission, except in connection with a permitted sublease if operating in specified countries.

     All of the leases for the initial aircraft permit the lessees to remove or replace the engines and in some cases other equipment or components. Sometimes lessees are allowed to enter into pooling arrangements for the temporary borrowing of equipment, in some cases without the lessor's consent. Under all of the leases, the lessees may deliver the aircraft, engines and other equipment or components to their manufacturer for testing or similar purposes, or to other parties for service, maintenance, repair or other work required or permitted under the lease. The lessor's ability to repossess the aircraft or engines, equipment or components from any sublessee, transferee, manufacturer or other person may be restricted by liens or similar rights and by applicable bankruptcy and similar laws.

MAINTENANCE AND MAINTENANCE RESERVES.

     The leases for the aircraft specify maintenance standards and the required condition of the aircraft upon redelivery to the lessor. In addition, under some of the leases, depending on the condition of the aircraft including the airframe, engines, the auxiliary power unit or landing gear at redelivery, the lessee may have to make adjustment payments to the lessor. During the term of each lease, the lessee must ensure that the aircraft is maintained in accordance with an agreed maintenance program designed to provide that the aircraft meets applicable airworthiness and other regulatory requirements. Under the leases for the initial aircraft, maintenance is generally performed by the lessee or, for some of the regional lessees, by a designated airline or other air authority approved maintenance provider. Under most of the leases for the initial aircraft, the lessee must provide monthly maintenance reserves. In some cases where the lessee has paid maintenance reserves, those payments will be used to reimburse the lessee for significant maintenance charges, including major airframe and engine overhauls.

     Some of the leases for the initial aircraft do not require maintenance reserves to be paid. In those cases the lessor must rely on the credit of the lessee or any credit support the lessee provides to ensure that the lessee returns the aircraft in the condition required by the lease upon termination, makes any payments required based on the aircraft's return condition upon termination of the lease and performs scheduled maintenance throughout the lease term.

     Some of the leases for the initial aircraft require the lessor to contribute to the cost of the first maintenance event in respect to the airframe, engines, auxiliary power unit or landing gear. Such lessor contributions are generally determined on a pro-rated basis, based upon the condition of these components at delivery to the lessee.

     The leases for the initial aircraft require the lessees to comply with the airworthiness directives of the relevant aviation authorities and with manufacturers' service bulletins. The lessees primarily bear the cost of compliance. Some of the leases, however, require the lessor to contribute to the cost of compliance with selected airworthiness directives or manufacturers' service bulletins if compliance costs are above a specified threshold.

LESSEES' OPTIONS.

     The leases or side agreements between the lessor and the lessee for three of the aircraft, representing 11.6% of the aggregate appraised value at December 31, 1999 of the aircraft, grant purchase options to the lessee or its affiliates. None of the purchase options were exercisable as of December 31, 1999. The latest date on which a purchase option may be exercised is December 31, 2003 for a purchase on April 30, 2005, or if all lease extension options are exercised, April 30, 2010. If a purchase option is exercised, the proceeds realized from the exercise may not, in some circumstances equal the principal of the Notes allocable to the relevant aircraft.

     Nine of the leases for the 36 aircraft give the lessee the option to extend the term of the lease. The rent payable during the extension period varies from lease to lease. Six of the leases allow the lessee to terminate its lease prior to the scheduled expiration date, though sometimes the lessee must pay a fee or fulfill other requirements.

INDEMNIFICATION AND INSURANCE OF THE AIRCRAFT.

     INSURANCE REQUIREMENTS. The leases for the initial aircraft require the lessees to bear responsibility and carry insurance for any liabilities arising out of the operation of the aircraft. These include any liabilities for death or injury to persons and damage to property that would ordinarily attach to the operator of the aircraft, subject to customary exclusions. In addition, the lessees must carry other types of insurance that are customary in the air transportation industry. These include aircraft hull all risks and hull war risks insurance at a value stipulated in the lease and aircraft spares insurance on a replacement cost basis, in each case subject to customary deductibles. The servicer must monitor the lessees' compliance with the insurance provisions of the leases.

     In addition, Aircraft Finance and its subsidiaries also have in place their own contingent liability coverage. That coverage covers both a liability that exceeds the coverage provided by a lessee's policy and instances in which a lessee's policy lapses for any reason. Aircraft Finance and its subsidiaries' contingent third-party liability insurance covers all of the aircraft, and their contingent hull and hull war risks insurance covers some of the aircraft. The amount of the contingent liability policies may or may not exceed the amount required under the relevant lease. The amount of third-party contingent liability compliance insurance is subject to limitations imposed by the air transportation insurance industry.

     If any of the existing insurance policies are canceled or terminated and if an aircraft is re-leased, the servicer may from time to time engage insurance experts at Aircraft Finance's expense to advise and recommend the appropriate amount of insurance coverage Aircraft Finance should procure.

     LIABILITY INSURANCE. The leases for the initial aircraft require third party liability insurance for a combined single limit for bodily injury and property damage in minimum amounts ranging between $500 million and $750 million for each aircraft. In general, liability coverage on each aircraft includes third party legal liability, passenger legal liability, baggage legal liability, cargo legal liability, mail and aviation general third party (including products) legal liability.

     In some jurisdictions Aircraft Finance or its subsidiary may be liable, as owner of an aircraft, for obligations that may be insured against by the lessees even if Aircraft Finance or that subsidiary is not responsible for the loss that results in the obligation. In addition, claims may be made against Aircraft Finance or its subsidiary on the basis of alleged responsibility for a loss, even if such claim is not ultimately sustained.

     The losses for which coverage is provided include both operating costs relating to the actual operation of the aircraft as well as losses to persons and property resulting from the operation of the aircraft. The latter types of losses are generally covered by the lessees' liability insurance.

     AIRCRAFT PROPERTY INSURANCE. In addition to hull risk, hull war and allied peril risk and aircraft spares insurance coverage obtained by the lessees, Aircraft Finance will also purchase "total loss only" coverage with respect to some initial aircraft. Aircraft Finance is required to maintain aircraft property insurance on it's aircraft in an amount equal to the greatest of a) the note target price, b) the appraised value for such aircraft or c) 110% of the net book value of such aircraft. In some cases, the lessor is allowed to increase the insured value above the stipulated loss value consistent with industry practice. In those cases the lessee is responsible for any increased premium that results. Permitted deductibles range from $100,000 to $1,000,000; the deductibles, however, apply only in the case of a partial loss.

     The leases for the initial aircraft include provisions defining an event of loss or a casualty occurrence so that upon total loss of the airframe, with or without loss of the engines, an agreed value is payable by the lessee. This payment is generally funded with insurance proceeds. The air transportation insurance industry practice, however, is to treat only a loss with likely repair costs of greater than 75% of the insured value of the aircraft, including the engines, as a total loss. Where insurance proceeds exceed the cost of repair or the amount required to be insured under the lease, most leases require the lessor to pay to the lessee the balance of the insurance proceeds received under the hull all risks or war risks policy after deduction of all amounts payable by the lessee to the lessor under the lease.

     All insurance policies currently in place contain a breach of warranty endorsement so that the additional insureds continue to be protected even if the lessee violates one or more of the provisions of the insurance policies. In many cases, these endorsements also provide that this protection will only apply if the additional insured has not caused, contributed to or knowingly condoned the breach.

     An insurance advisor has confirmed to the servicer that the insurance currently detailed in the current insurance certificates as to the initial aircraft meets customary practices.

     Generally, the leases for the initial aircraft require the lessee to maintain as part of its hull war and allied perils insurance coverage for loss or damage resulting from a governmental confiscation or requisition of the applicable aircraft. In some countries, however, such as France and China, that kind of insurance may not be obtainable by the lessee.


Item 2.       Properties

     Aircraft Finance has no ownership or leasehold interest in any real property. For a description of Aircraft Finance's interest in other property, including its aircraft, see "Item 1. Business."


Item 3.       Legal Proceedings

     None.


Item 4.       Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
              Matters

a)   Market Information.

     As of the date of this Annual Report on Form 10-K (Form 10-K), no equity securities of Aircraft Finance have been registered with, or are listed on any national exchange or traded in any established market.

b)   Holders.

     There  were  eight  beneficial   interest  holders  of  Aircraft  Finance's
beneficial interest certificates at December 31, 1999.

c)   Dividends.

     As of the date of this Form 10-K, no distributions to the beneficial interest holders have been paid or declared by Aircraft Finance. Under the terms of the indenture, Aircraft Finance is restricted from making distributions to the beneficial interest holders until, among other things, all outstanding principal and interest balances due on the outstanding Notes have been paid in full.


Recent Sales of Unregistered Securities.

     The beneficial interest in Aircraft Finance was originally purchased by UniCapital AFT-I, Inc. (51%) and UniCapital AFT-II, Inc. (49%), each of which were wholly-owned subsidiaries of UniCapital Air Group Inc., a wholly-owned subsidiary of UniCapital Corporation, on May 5, 1999 for $39.1 million in a private sale exempt from registration under section 4(2) of the Securities Act of 1933, as amended.

     On May 5, 1999, Aircraft Finance issued $1,209 million of asset-backed notes (the Initial Notes) in a Rule 144A/Regulation S offering. Lehman Brothers Inc., Credit Suisse First Boston Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as initial purchasers. As of that date, the Initial Notes consisted of $512.5 million of Class A-1 Notes, $400 million of Class A-2 Notes, $126.5 million of Class B Notes, $106 million of Class C Notes and $64 million of Class D Notes. On January 20, 2000, Aircraft Finance completed an exchange offer whereby Aircraft Finance issued four classes of new notes, also designated Class A-1, Class A-2, Class B and Class C (the Exchange Notes), in exchange for the four corresponding classes of the Initial Notes. The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The Class D Notes were not exchanged and remain unregistered. $3 million of the Class A-2 Initial Notes were not tendered in the exchange offer and remain outstanding. The remaining outstanding Initial Notes and the outstanding Exchange Notes are together referred to as the Notes.

     The Exchange Notes were registered on Form S-4 (file number 333-82153) which became effective on December 20, 1999. The exchange offer commenced on December 20, 1999 and ended on January 20, 2000. All Initial Notes that were tendered were exchanged and global notes representing the Exchange Notes were deposited with the trustee and book-entry depository on January 25, 2000.

     The proceeds from the sale of the beneficial interest and the Initial Notes of $39.1 million and $1,209 million, respectively, were used to purchase the initial aircraft for $1,196.1 million and to fund the initial cash reserves of $52 million. Issuance related costs incurred in connection with the offering were paid by the seller of the aircraft.


Item 6.       Selected Financial Data

     The selected financial data in the following table have been derived from, and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K, of Aircraft Finance.

                                                                December 31,
                                                                    1999
                                                                    ----
                                                               (in thousands)

Balance Sheet Data:
   Aircraft, net                                                 $ 1,170,564
   Total assets                                                    1,266,974
   Notes payable                                                   1,176,195
   Total liabilities                                               1,219,430
   Total beneficial interest holders' equity                          47,544

Statement of Income Data (1):
   Rental and other income from operating leases                     100,331
   Interest expense                                                   51,482
   Depreciation expense                                               28,488
   Net income                                                          8,457

(1) Income statement data for 1999 is for the period from inception (April 13, 1999) through December 31, 1999.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     On May 5, 1999, Aircraft Finance issued $1,209 million of Asset Backed Notes (the "Notes"). The Notes were issued in five classes; Class A-1, Class A-2, Class B, Class C and Class D. The Asset Backed Notes were issued simultaneously with the execution of an agreement to acquire 36 commercial jet aircraft from General Electric Capital Corporation and certain of its affiliates (collectively referred to as the Seller) for $1,196 million. As of October 22, 1999, all 36 of the initial aircraft had been delivered to Aircraft Finance.

     Aircraft Finance is a special purpose entity which owns aircraft subject to operating leases. Aircraft Finance's business consists of aircraft leasing activities. Aircraft Finance may also engage in acquisitions of additional aircraft and sales of aircraft. Aircraft Finance's cash flows from such activities will be used to service the interest and principal on the Notes and make distribution of remaining amounts to the holders of the beneficial interest certificates, only after the payment of expenses incurred by Aircraft Finance.

     Aircraft Finance's ability to generate sufficient cash from its aircraft assets to service the Notes will depend primarily on the rental rates it can achieve on leases, the lessees' ability to perform according to the terms of the leases and the prices it can achieve on any aircraft sales. Aircraft Finance's ability to service the Notes will also depend on the level of Aircraft Finance's operating expenses, including maintenance obligations that are expected to increase as the aircraft age, and any unforseen contingent liabilities. The Indenture provides for Aircraft Finance to maintain a cash reserve balance on deposit in the Collections Account and allows for Aircraft Finance to establish a credit facility, in order to provide a source of liquidity for Aircraft Finance's obligations.

     Aircraft Finance may acquire additional aircraft in the future, financed through the issuance of additional notes. Any acquisitions of additional aircraft and the related issuance of additional notes will require confirmation by the rating agencies that they will not lower, qualify or withdraw their ratings on the Notes as a result.

Recent Developments

     Under the terms of the indenture, Aircraft Finance is required to obtain annual appraisals of its aircraft. In February 2000, Aircraft Finance received appraisals of the adjusted base values of the aircraft as of December 31, 1999 from three independent appraisers that are members of the International Society of Transport Aircraft Trading, as required by the Indenture. The aggregate of the average of the three appraisals (the current appraised value) of the aircraft at December 31, 1999 was $1,256.1 million. The appraisals at December 31, 1999 did not indicate a decline in value of the aircraft sufficiently in excess of the value decline assumed under the terms of the indenture to require excess cash flows to be redirected to the Class A notes.

     In February 2000, the B737-300 aircraft formerly leased to a Dutch lessee was delivered for lease to a lessee based in the Philippines for a lease term of 57 months at a lower rental rate than the former lease.

     On January 20, 2000, Aircraft Finance completed an exchange offer whereby Aircraft Finance issued four classes of new notes (the "Exchange Notes") in exchange for the four corresponding classes of the Initial Notes. The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The Class D Notes remain unchanged. $3 million of the Class A-2 Initial Notes were not tendered in the exchange offer and remain outstanding.

     During 1999, Aircraft Finance entered into a non-binding letter of intent to extend the lease of one MD-83 aircraft currently leased to an Italian lessee for eighteen months beyond its current expiration in April 2000. The aircraft with respect to this lessee represents approximately 1.9% of the aggregate appraised value at December 31, 1999.

     The B767-300ER aircraft currently on lease with a Swedish lessee, has a lease expiration date in May 2000. Aircraft Finance has entered into a letter of intent to lease this aircraft to a Canadian lessee for a lease term of 36 months with an anticipated delivery date in May 2000.

     During 1999, two existing lessees were experiencing financial difficulties and became delinquent in their rental payments for a period of 90 days or more. As a result, both of these lessees were placed on non-accrual status during 1999. The total amount of rental payments and maintenance reserve payments outstanding under the leases for the three aircraft from these two existing lessees amounted to approximately $3.7 million. One of these two lessees, based in Brazil, owed approximately $0.9 million for outstanding rental payments and maintenance reserve payments at December 31, 1999. Aircraft Finance holds security deposits of $0.9 million against these arrearages. The aircraft with respect to this lessee represents approximately 2.7% of the aggregate appraised value at December 31, 1999. The other lessee, based in Turkey, owed approximately $2.8 million for outstanding rental payments and maintenance reserve payments at December 31, 1999. Aircraft Finance holds security deposits and letters of credit in the aggregate of $1.1 million against these arrearages. The two aircraft with respect to this lessee represents approximately 5.2% of the aggregate appraised value at December 31, 1999. Recently, the lessee has reached an agreement with the Servicer, for the early return of one of the two aircraft. A non-binding letter of intent has been entered into for the re-delivery of this aircraft to a new lessee (based in Belgium) in April 2000.

     In November 1999, an administrator was appointed to one of Aircraft Finance's Dutch lessees and the aircraft was returned to Aircraft Finance. Upon return of the aircraft, the security deposits were applied towards the outstanding rent and maintenance amounts due from this lessee. The aircraft with respect to this lessee represents approximately 2.6% of the aggregate appraised value at December 31, 1999.

Results of Operations

     Aircraft Finance reported net income of $8.5 million during the period from inception (April 13, 1999) to December 31, 1999, on total revenues of $103 million. Aircraft Finance's revenues consisted of rental income from operating leases and interest income earned on cash balances. Aircraft Finance Trust was formed on April 13, 1999 and began significant operations on May 5, 1999. As a result, the financial results for 1999 are not representative of a full year of operations.

     Rental income from aircraft subject to operating leases during 1999 was $100.3 million. The lease default and return of the aircraft by a Dutch lessee discussed previously did not impact rental income from operating leases during 1999. The defaults of the two leases based in Brazil and Turkey negatively impacted rental and other income from operating leases by approximately $3.7 million during 1999. Included in rental income from operating leases during 1999 were supplemental rental income of $11.6 million. These payments are variable based on aircraft flight hours or cycles.

     Interest income during 1999 was $2.7 million. Interest income is earned on Aircraft Finance's cash balances which are invested in short-term highly liquid investments as permitted by the Trust Indenture. The amount of interest income earned varies based upon the current interest rates paid on such investments and the level of cash balances held by Aircraft Finance.

     Interest expense, including interest rate swap costs of $1.2 million, was $51.5 million during 1999. Interest expense is paid on Aircraft Finance's outstanding Notes issued on May 5, 1999. The weighted average interest rate on the Notes during 1999 was 6.47% and the outstanding balance of the Notes at December 31, 1999 was $1,176.2 million. Interest expense varies based on the actual interest rates on the floating rate Notes, the interest rate swap costs and the outstanding principal balances of the Notes.

     Depreciation expense during 1999 was $28.5 million. Depreciation expense is anticipated to be higher in 2000 since Aircraft Finance did not own the aircraft throughout all of 1999.

     Operating expense during 1999 was $10.6 million. Operating expense primarily consists of aircraft maintenance expense and lease related costs. Most of Aircraft Finance's lease contracts require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make certain payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Reserves are maintained at amounts considered adequate to cover those expected payments for maintenance costs.

     Administrative and other expenses during 1999 were $4.0 million. These expenses consist primarily of fees paid to the service providers and other general and administrative costs. The most significant of these fees was the servicer fee, which amounted to $3.1 million. A significant portion of the fees paid to the Servicer correspond to rental payments due and received. Accordingly, these fees will vary with rental income of Aircraft Finance.

Liquidity

     Aircraft Finance held cash and cash equivalents of $72.7 million, and restricted cash of $19.5 million at December 31, 1999. The liquidity reserve amount, which is included in cash and cash equivalents, was $52 million at December 31, 1999. The liquidity reserve amount is required under the terms of the Indenture and is intended to serve as a source of liquidity for Aircraft Finance's maintenance obligations and other contingent costs.

Cash Flows from Operating Activities

     Aircraft Finance's cash flows from operating activities depend on many factors including, but not limited to, the performance of lessees and Aircraft Finance's ability to re-lease aircraft, the average cost of the Notes, the efficiency of its interest rate hedging policies, the ability of interest rate swap providers to perform under the terms of the swap agreements and whether Aircraft Finance will be able to refinance certain subclasses of Notes that have not been repaid with lease cash flows.

     Net cash provided by operating activities for the period from inception (April 13, 1999) to December 31, 1999 amounted to $56.5 million, which was generated primarily from security and other deposits, lease cash flows net of operating expense and interest expense on the Notes. Other items included in net cash provided by operating activities was deferred rental income of $7.0 million. These were partially offset by restricted cash of $19.5 million.

Cash Flows from Investing and Financing Activities

     Net cash used in investing activities for the period from inception (April 13, 1999) to December 31, 1999 amounted to $1,199.1 million, due to $1,196.1 million for the purchase of aircraft and $3.0 million for capitalized aircraft improvements and aircraft delivery costs.

     Net cash provided by financing activities for the period from inception (April 13, 1999) to December 31, 1999 amounted to $1,215.3 million due to the receipt of proceeds from the Notes of $1,209 million, issued on May 5, 1999, as well as the issuance of the beneficial interest certificates for $39.1 million, partially off set by $32.8 million of principal repayment on the Notes. As a result, the balance of these Notes were $1,176.2 million at December 31, 1999. Generally, principal and interest is repaid on these Notes monthly based upon the cash collected, the anticipated expenses and the cash balances held by Aircraft Finance on the calculation date. As a result, monthly principal payments on the Notes will vary depending on Aircraft Finance's revenues and expenses for the month.

     Aircraft Finance is a party to five interest rate swap agreements. The net aggregate amounts due to be paid or received by Aircraft Finance under these agreements are determined monthly and are due on the same day as the payments under the Notes. The net economic effect of these interest rate swaps was intended to hedge Aircraft Finance's variable interest rate exposure from movements in interest rates over the duration of the lease terms. Please see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for further information about these interest rate swap agreements.

Year 2000 Computer Issues

     Because Aircraft Finance has no computer systems of its own, it was not directly exposed to the millennium (Y2K) computer problem and incurred no Y2K-related expenses. Aircraft Finance has, however, engaged the administrative agent to perform its internal corporate functions, the servicer to manage its aircraft portfolio, and Bankers Trust Company to perform financial advisory and banking services. In addition, Aircraft Finance's business would have suffered had its lessees or governmental agencies such as the Federal Aviation Administration failed to be Y2K compliant. Consequently, prior to January 1, 2000, Aircraft Finance made inquiries of the administrative agent, the servicer and Bankers Trust Company, as to their state of readiness and their contingency plans. Since January 1, 2000, Aircraft Finance has not experienced any material Y2K-related disruptions and is not aware that any of these other parties have either.

     Aircraft Finance will continue to monitor the situation, however, for the unlikely appearance of Y2K-related complications or disruptions and will, if necessary, seek to replace problematic third-party service providers or lessees.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and it requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The accounting for changes in the fair value of such derivatives will vary based on the intended use of the derivative. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 deferred the effective date of SFAS 133 for one year to fiscal years beginning after June 15, 2000. Aircraft Finance plans to adopt SFAS 133 beginning in the year 2001. Adoption of SFAS 133 is not expected to have a significant impact on Aircraft Finance's results of operations, cash flows or financial position.


Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

     Interest incurred by Aircraft Finance on the Notes and the rental income received by Aircraft Finance under operating leases are based on combinations of variable and fixed measures of interest rates. Aircraft Finance is exposed to interest rate risk to the extent that the mix of variable and fixed interest obligations under the Notes do not correlate to the mix of variable and fixed rents under operating leases. Aircraft Finance has engaged advisors to monitor interest rates in order to mitigate its exposure to unfavorable variations. Aircraft Finance utilizes interest rate swaps that shift the risk of fluctuations in floating rates to the counterparty in exchange for fixed payments by Aircraft Finance. Risks in the use of these instruments arise from the possible inability of the counterparties to meet the terms of their contracts and from market movements in securities values and interest rates.

     Aircraft Finance is a party to five classes of Notes. The estimated fair value of these Notes at December 31, 1999 was approximately $1,167 million. The terms of each class of the Notes, including the outstanding principal amount at December 31, 1999, are as follows:

                  Outstanding
     Class of      Principal                      Expected Final       Final
      Notes         Amount      Interest Rate      Payment Date    Maturity Date
      -----         ------      -------------      ------------    -------------
     Class A-1   $512,500,000    LIBOR + 0.48%     May 15, 2004    May 15, 2024
     Class A-2    368,896,643    LIBOR + 0.50%    June 15, 2008    May 15, 2024
     Class B      124,798,361    LIBOR + 1.15%     May 15, 2016    May 15, 2024
     Class C      106,000,000            8.00%    July 15, 2016    May 15, 2024
     Class D       64,000,000           11.00%  August 15, 2016    May 15, 2024

     Aircraft Finance is a party to five interest rate swap agreements. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on LIBOR. On December 31, 1999, the estimated fair values of these interest rate swaps was approximately $34 million.

     The following table presents, as of December 31, 1999, the terms of Aircraft Finance's interest rate swap agreements:

                   Rate to be   Rate to be
        Fixed       paid by     received by
      Notional      Aircraft      Aircraft        Maturity         Estimated
       Amount       Finance       Finance           Date          fair value
       ------       -------       -------           ----          ----------
    $ 80,000,000     5.23%          LIBOR       April 15, 2000    $  247,349
      60,000,000     5.50%          LIBOR     January 15, 2002     1,395,868
     175,000,000     5.56%          LIBOR     October 15, 2002     5,542,080
     345,000,000     5.65%          LIBOR     January 15, 2004    15,157,012
     230,000,000     5.71%          LIBOR    November 15, 2004    11,741,234

     Aircraft Finance expects to enter into additional swaps, or sell at market values or unwind part or all of its initial swaps and any future swaps on a periodic basis in its efforts to mitigate its exposure to unfavorable changes in interest rates. Any changes in Aircraft Finance's policy regarding its use of interest rate hedging products will be subject to periodic review by the rating agencies. The controlling trustees of Aircraft Finance, with the assistance of Bankers Trust Company and Lehman Brothers Inc., are responsible for reviewing and approving the overall interest rate management policies and transaction authority limits. Counterparty risk will be monitored on an ongoing basis. Counterparties will be subject to the prior approval of the controlling trustees. Currently, Aircraft Finance's counterparty is an affiliate of Lehman Brothers Inc. Future counterparties will consist primarily of the affiliates of major United States and European financial institutions, including special-purpose derivative vehicles, that have credit ratings, or that provide collateralization arrangements, consistent with maintaining the ratings of the Notes.

Item 8.       Financial Statements and Supplementary Data















                     Aircraft Finance Trust and Subsidiaries


                  Financial Statements as of December 31, 1999
              and for the Period from Inception (April 13, 1999) to
                                December 31, 1999
                                together with the
               Report of Independent Certified Public Accountants

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Trustees:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in beneficial interest present fairly, in all material respects, the financial position of Aircraft Finance Trust and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the period from inception (April 13, 1999) to December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
February 3, 2000

                     Aircraft Finance Trust and Subsidiaries

                           Consolidated Balance Sheet

                             (dollars in thousands)

                                                                    December 31,
                                                                        1999
                                                                    ------------

                                     Assets

Cash and cash equivalents                                             $   72,682
Restricted cash                                                           19,468
Rents and other receivables                                                4,122
Aircraft, net                                                          1,170,564
Other assets                                                                 138
                                                                      ----------

     Total assets                                                     $1,266,974
                                                                      ==========

              Liabilities and Beneficial Interest Holders' Equity

Accounts payable and accrued liabilities                              $    5,819
Deferred rental income                                                     7,031
Security and other deposits                                               30,385
Notes payable:
     Class A-1                                                           512,500
     Class A-2                                                           368,897
     Class B                                                             124,798
     Class C                                                             106,000
     Class D                                                              64,000
                                                                      ----------
     Total Notes payable                                               1,176,195
                                                                      ----------

     Total liabilities                                                 1,219,430
                                                                      ----------

Commitments and contingencies (Note 9)                                      --

Beneficial interest holders' equity:
     Beneficial interest                                                  47,544
                                                                      ----------

     Total liabilities and beneficial interest holders' equity        $1,266,974
                                                                      ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

                        Consolidated Statement of Income

                             (dollars in thousands)



                                                                 Period from
                                                                  Inception
                                                              (April 13, 1999)
                                                            to December 31, 1999
                                                            --------------------

Revenues:
   Rental and other income from operating leases                  $100,331
   Interest income                                                   2,679
                                                                  --------

      Total revenues                                               103,010
                                                                  --------

Expenses:
   Interest expense                                                 51,482
   Depreciation expense                                             28,488
   Operating expense                                                10,632
   Administration and other                                          3,951
                                                                  --------

      Total expenses                                                94,553
                                                                  --------

Net Income                                                        $  8,457
                                                                  ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

                      Consolidated Statement of Cash Flows

                             (dollars in thousands)

                                                                 Period from
                                                                  Inception
                                                              (April 13, 1999)
                                                            to December 31, 1999
                                                            --------------------
Cash Flows from Operating Activities:
Net income                                                      $     8,457
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation expense                                            28,488
Changes in assets and liabilities:
     Rents and other receivables                                     (4,122)
     Restricted cash                                                (19,468)
     Other assets                                                      (138)
     Accounts payable and accrued liabilities                         5,819
     Deferred rental income                                           7,031
     Security and other deposits                                     30,385
                                                                -----------

     Net cash provided by operating activities                       56,452
                                                                -----------

Cash Flows from Investing Activities:
Purchase of aircraft                                             (1,196,087)
Aircraft improvements                                                (2,965)
                                                                -----------

     Net cash used in investing activities                       (1,199,052)
                                                                -----------

Cash Flows from Financing Activities:
Issuance of beneficial interest                                      39,087
Proceeds from notes payable                                       1,209,000
Repayment of notes payable                                          (32,805)
                                                                -----------

     Net cash provided by financing activities                    1,215,282
                                                                -----------

Net Increase in Cash and Cash Equivalents                            72,682

Cash and Cash Equivalents at Beginning of Period                       --
                                                                -----------

Cash and Cash Equivalents at End of Period                      $    72,682
                                                                ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

            Consolidated Statement of Changes in Beneficial Interest

                             (dollars in thousands)


                                                                     Beneficial
                                                                      Interest
                                                                      --------

Issuance of Beneficial Interest (May 5, 1999)                         $39,087

   Net income                                                           8,457
                                                                      -------

Balance at December 31, 1999                                          $47,544
                                                                      =======


                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1999


Note 1 - Organization

         Aircraft Finance Trust is a special-purpose statutory business trust that was formed on April 13, 1999 under the laws of Delaware. Aircraft Finance Trust and its two subsidiaries (collectively "Aircraft Finance") were formed to conduct certain limited activities, including buying, owning, leasing, selling commercial jet aircraft and related activities. All of the beneficial interest of Aircraft Finance was initially purchased by UniCapital AFT-I, Inc. (51%) and UniCapital AFT-II, Inc. (49%), both wholly-owned indirect subsidiaries of UniCapital Corporation. During 1999, UniCapital AFT-I, Inc. sold 49.9% of the beneficial interest of Aircraft Finance to several financial services companies and UniCapital Corporation sold its remaining interest in UniCapital AFT-I, Inc. to one of these financial services companies. As a result, at December 31, 1999, these financial services companies own 51% of Aircraft Finance and UniCapital Corporation owns 49%.

         The Trust Agreement provides for four trustees, an Owner Trustee and three Controlling Trustees. The three Controlling Trustees have the authority to manage the property and affairs of Aircraft Finance under the Trust Agreement. One of the Controlling Trustees, the Equity Trustee, is appointed by the beneficial interest holders, while the other two Controlling Trustees are independent of the beneficial interest holders. Aircraft Finance does not have any officers or employees. Aircraft Finance has contracted with certain third parties to provide aircraft servicing, lease administration and accounting services and financial and capital market advisory services.

         On May 5, 1999, Aircraft Finance completed a securitization transaction in which it received proceeds from a private placement offering of notes and simultaneously paid for 36 commercial jet aircraft which were acquired from General Electric Capital Corporation and certain of its affiliates (together, the "Seller"). Aircraft Finance's obligations, including its debt obligations, are not obligations of, or guaranteed by, the Seller, UniCapital AFT-II, Inc., UniCapital Corporation or any of its other subsidiaries, other owners of the beneficial interest or any person other than Aircraft Finance.


Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and includes the accounts of Aircraft Finance and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the estimates and related assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Significant estimates are made in the assessment of the collectibility of receivables, depreciable lives and estimated salvage values of leased aircraft and estimates of expected maintenance and overhaul costs in connection with certain leases of aircraft.

Cash and Cash Equivalents

         Aircraft Finance classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents.

Operating Leases

         Aircraft are recorded at cost and depreciated on a straight-line basis over the estimated life to their estimated salvage value. Generally, aircraft and aircraft equipment are depreciated over estimated useful lives of 30 years from the date of manufacture to a 15% estimated salvage value. Aircraft Finance's estimates are reviewed periodically to ensure continued appropriateness.

         Revenue under operating leases is recognized as rental income on a straight-line basis over the lease term. In addition, certain leases provide for contingent rental payments based on measures of usage.

         Aircraft Finance will generally place lessees on non-accrual status when the cumulative amount of outstanding rent receivables due from such lessee is equivalent to three monthly payments or if other circumstances warrant such treatment. Upon placement on to non-accrual status, all outstanding receivables accrued but not paid will be reversed against income. Subsequent payments from lessees placed on to non-accrual status will be recognized on a cash basis as received. The Lessee will not be placed back on to current accrual status unless they become current with all past due amounts and they further demonstrate an improvement in their financial position.

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the recognition of an impairment loss for an asset held for use is required when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of an impairment loss is to be recognized based on the fair value of the asset. Fair value reflects the underlying economic value of the aircraft, including engines, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale and a willing buyer and seller. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly. The fair value of the assets is based on independent valuations of the aircraft and/or estimates of discounted future cash flows. SFAS 121 also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated disposal costs.

Maintenance Reserves

         Most lease contracts require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make certain payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Reserves are maintained at amounts considered adequate to cover those expected payments for maintenance costs.

Income Taxes

         The operating results of Aircraft Finance are included in the tax returns of their beneficial interest holders. As such, Aircraft Finance is not subject to U.S. Federal, State and local income taxes.

Derivative Financial Instruments

         Derivative financial instruments, as defined in Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", used by Aircraft Finance include interest rate swaps. Aircraft Finance utilizes interest rate swaps to synthetically alter the repricing characteristics of variable-rate interest obligations, effectively allowing Aircraft Finance to pay a fixed interest rate on certain notes, reducing its exposure to unfavorable variations in the LIBOR rate charged on those variable rate interest obligations. Risks arise from the use of such instruments from the possible inability of the counterparties to meet the terms of their contracts and from market movements in values and interest rates. Aircraft Finance does not enter into interest rate swaps for trading purposes.

         In accounting for interest rate swaps, the net differential to be paid or received on the interest rate swap is recognized as a yield adjustment to the related asset or liability over the life of the swap agreement. If the related liability is disposed of, the swap agreement is marked to market. Thereafter, the interest rate swap is accounted for in the consolidated financial statements at its fair value with any unrealized gains and losses recognized in the period incurred. If the interest rate swap agreement is terminated, the gain or loss is deferred and amortized over the remaining life of the related asset or liability.

Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments, for both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Fair value of Aircraft Finance's financial instruments are based on pricing models or formulas using assumptions about future interest rates, interest volatility and other factors (swaps, swaptions and interest rate floors).


Note 3 - Cash Balances

         Aircraft Finance maintains various cash accounts as required by the Trust Indenture, including a Rental Account, a Collections Account, an Expense Account, the Lessee Funded Accounts and restricted reserve accounts related to one lessee.

         All payments under the leases are deposited into the Rental Account and subsequently swept to the Collection Account within one business day of receipt. Aircraft Finance maintains a cash reserve balance in the Collection Account in an amount determined monthly in accordance with the Trust Indenture. At December 31, 1999, the cash reserves included in the Collection Account were $52 million. The cash reserves are intended to provide a source of liquidity for the payment of expenses, swap payments and interest on certain classes of notes. Expenses of

Aircraft Finance are generally paid out of the Expense Account, which is funded through transfers from the Collections Account.

         The Lessee Funded Accounts and certain lessee reserve accounts are not available for general use. Security deposits and maintenance reserve payments from lessees that are required to be segregated from other funds are deposited into the Lessee Funded Accounts. Certain lessee reserve accounts consists of a deposit from the Seller of the aircraft that can be drawn upon by Aircraft
Finance should such lessee be delinquent on any of its rent payments. The balances in the Lessee Funded Accounts and the one lessee reserve account at December 31, 1999 were $12.72 million and $6.75 million, respectively.


Note 4 - Aircraft Under Operating Leases

         On May 5, 1999, Aircraft Finance purchased 36 commercial jet aircraft from General Electric Capital Corporation and certain of its subsidiaries having an aggregate cost of $1,196 million pursuant to a Master Aircraft Purchase Agreement. Aircraft Finance financed these purchases primarily through the net proceeds from Aircraft Finance's private placement of asset-backed notes and proceeds from the issuance of beneficial interests. As of October 22, 1999, all 36 of Aircraft Finance's aircraft had been delivered to Aircraft Finance. At December 31, 1999, Aircraft Finance had 35 aircraft on lease and one aircraft off-lease, as follows:


                                                        December 31, 1999
                                                        -----------------
                                                         (in thousands)

         Aircraft under operating lease                    $ 1,167,431
         Accumulated depreciation                              (27,842)
                                                           -----------
         Aircraft under operating lease, net                 1,139,589

         Aircraft off-lease                                     31,620
         Accumulated depreciation                                 (645)
                                                           -----------
         Aircraft off-lease, net                                30,975

         Aircraft, net                                     $ 1,170,564
                                                           ===========


         All aircraft are compliant with Stage 3 noise levels set out in the United States Federal Aviation Regulations. As of December 31, 1999, 35 of Aircraft Finance's 36 aircraft, were on lease to 22 airlines in 12 countries. An analysis of the various lessee expiration periods of the aircraft under operating leases is as follows at December 31, 1999:

         On lease for a further period of:
         ---------------------------------
         More than five years..........................................  8
         From one to five years........................................ 25
         Less than one year............................................  2
         Not on Lease..................................................  1
                                                                        --

         Total aircraft portfolio...................................... 36
                                                                        ==

         At December 31, 1999 future scheduled minimum lease contract payments to be received under operating leases for the years ended December 31, are as follows: (dollars in thousands)

         2000.................................................$    123,933
         2001.................................................     121,086
         2002.................................................     110,533
         2003.................................................      87,686
         2004.................................................      55,897
         Thereafter...........................................      62,706
                                                              ------------

         Total................................................$    561,841
                                                              ============

         Additional contingent rentals are earned by Aircraft Finance based on certain lessee's usage. Contingent rentals in the amount of $11.56 million were earned by Aircraft Finance during the period from inception (April 13, 1999) to December 31, 1999.

         Aircraft Finance may acquire additional aircraft and related leases from the Seller, UniCapital Corporation or their affiliates using proceeds from the issuance of additional notes and equity. Any such acquisition of additional aircraft by Aircraft Finance will be subject to the terms of the Trust Indenture and will require written confirmation from the rating agencies rating the notes that they will not lower, qualify or withdraw any rating on the notes as a result.


Note 5 - Notes Payable

         On May 5, 1999 (the "Initial Closing Date"), Aircraft Finance completed a private placement offering of $1,209 million of securitized notes (the "Initial Notes") on a basis exempt from registration under the Securities Act of 1933, as amended. Aircraft Finance utilized the proceeds from the Initial Notes as payment for the acquisition of 36 commercial jet aircraft. Underwriting and certain other issuance related costs incurred in connection with the offering were paid by the Seller.

         The repayment terms of each class of Initial Notes are such that certain principal amounts are expected to be repaid on dates which are based on certain operating assumptions (the "Expected Final Payment Date") or refinanced through the issuance of new notes, but in any event are ultimately due for repayment on specified final maturity dates (the "Final Maturity Date"). The Expected Final Payment Dates, Final Maturity Dates and interest rates applicable to each class of the Initial Notes are listed as follows:(dollars in thousands)

                    Initial                      Expected Final       Final
Class of Note  Principal Amount   Interest Rate   Payment Date    Maturity Date
-------------  ----------------   -------------   ------------    -------------

   Class A-1     $   512,500     LIBOR + 0.48%      May 15, 2004    May 15, 2024
   Class A-2         400,000     LIBOR + 0.50%     June 15, 2008    May 15, 2024
   Class B           126,500     LIBOR + 1.15%      May 15, 2016    May 15, 2024
   Class C           106,000             8.00%     July 15, 2016    May 15, 2024
   Class D            64,000            11.00%   August 15, 2016    May 15, 2024
                 -----------
                 $ 1,209,000
                 ===========

         The one-month LIBOR rate with respect to these notes as of December 31, 1999 was 6.46%.

         If the Class A-1 Notes are not repaid on or before their Expected Final Payment Date, such class of notes will accrue interest thereafter at the stated interest rate plus 0.50% per annum ("Maturity Step-Up Interest").

         On January 20, 2000, Aircraft Finance completed an exchange offer whereby Aircraft Finance issued four classes of new notes (the "Exchange Notes" or "Notes") in exchange for the four corresponding classes of the Initial Notes. The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The Class D Notes remain unchanged. $3 million of the Class A-2 Initial Notes were not tendered in the exchange offer and remain outstanding.

         Aircraft Finance has the right to make an optional redemption of any Notes. Should Aircraft Finance choose to exercise an early redemption of any of the Notes, it may be required to pay a redemption premium as required by the Trust Indenture.

         The dates on which principal repayments on the Notes will actually occur will depend on the cash flows generated by the rental income from the Aircraft Finance's portfolio of aircraft, Aircraft Finance's ability to refinance any or all of the Notes and the amount of operating costs incurred in the ordinary course of business. Amounts received by Aircraft Finance and available for distribution are paid in accordance with the priorities specified in the Trust Indenture. As of December 31, 1999 the estimated fair value of the Notes was approximately $1,167 million.

         Cash paid for interest, which includes interest rate swaps accounted for as a hedge, during the period from inception (April 13, 1999) through December 31, 1999 amounted to $47.9 million.


Note 6 - Derivative Financial Instruments

Interest Rate Swaps

         At December 31, 1999, Aircraft Finance was a party to five interest rate swap agreements which it entered into on May 5, 1999. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on LIBOR. On December 31, 1999, the fair values of these interest rate swaps was approximately $34 million.

         The following table presents, as of December 31, 1999, a summary of the terms of the Aircraft Finance's interest rate swap agreements:(dollars in thousands)

                   Rate to be   Rate to be
        Fixed       paid by     received by
      Notional      Aircraft      Aircraft        Maturity         Estimated
       Amount       Finance       Finance           Date          fair value
       ------       -------       -------           ----          ----------

     $ 80,000        5.23%        LIBOR        April 15, 2000      $   247
       60,000        5.50%        LIBOR      January 15, 2002        1,396
      175,000        5.56%        LIBOR      October 15, 2002        5,542
      345,000        5.65%        LIBOR      January 15, 2004       15,157
      230,000        5.71%        LIBOR     November 15, 2004       11,741


Note 7 - New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and it requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The accounting for changes in the fair value of such derivatives will vary based on the intended use of the derivative. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 deferred the effective date of SFAS 133 for one year to fiscal years beginning after June 15, 2000. Aircraft Finance plans to adopt SFAS 133 beginning in the year 2001. Adoption of SFAS 133 is not expected to have a significant impact on Aircraft Finance's results of operations, cash flows or financial position.


Note 8 - Related Party

         On May 5, 1999, UniCapital Corporation (parent company of the initial beneficial interest holders) purchased approximately $3.8 million of the Class D Notes. UniCapital Corporation subsequently sold these notes to an unrelated party in July 1999.

         One of the three Controlling Trustees, the Equity Trustee, is an employee of UniCapital Air Group, Inc. a wholly-owned subsidiary of UniCapital Corporation and the parent company of UniCapital AFT-II, Inc. The acquisition of additional aircraft by Aircraft Finance and the terms of any related financing need only be approved by the equity trustee, subject to the terms of the trust agreement and the indenture, including confirmation by the rating agencies that the transaction will not adversely affect the rating on the Notes. Further, any sale of any aircraft, decisions requiring Aircraft Finance's approval under the Servicing Agreement with GECAS or the agreement with the administrative agent and the reduction of any required level of reserves must be approved by the Equity Trustee and at least one of the Independent Controlling Trustees.

Note 9 - Commitments and Contingencies

         In accordance with the terms of a servicing agreement (the "Servicing Agreement"), GE Capital Aviation Services, Limited, ("GECAS") is performing certain aircraft related services with respect to Aircraft Finance's aircraft portfolio. Such activities include the collection of rents and other amounts due from lessees, the monitoring of maintenance, insurance and other obligations under the aircraft leases, the enforcement of rights against the lessees, the remarketing of aircraft for re-lease or sale and the performance of other specified aircraft-related services. In accordance with the Servicing Agreement, fees payable to GECAS by Aircraft Finance include base fees and fees calculated as a percentage of lease rentals received, in addition to certain incentive based fees.

         The Servicing Agreement expires on the latter of (i) the payment in full of all amounts due on the notes and other similar obligations and all amounts due to the holders of beneficial interests in Aircraft Finance and (ii) the date on which Aircraft Finance and its subsidiaries cease to own any aircraft. Each party has the right to terminate the Servicing Agreement under specified circumstances.

         Additionally, Aircraft Finance has contracted with third parties to provide administrative, financial and capital markets advisory and trust services.


Note 10 - Concentration of Credit Risk

         Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising Aircraft Finance's customer base and the different geographic areas in which they operate. During the period from inception (April 13, 1999) to December 31, 1999, Aircraft Finance recognized $100 million of rental and other income from operating leases, comprised of $14 million from lessees based in the United States and $86 million from lessees based outside the United States. At December 31, 1999, 35 of Aircraft Finance's 36 aircraft were on lease to 22 lessees in 12 countries, while one aircraft was off lease after being repossessed. Also, on December 31, 1999, nine of the aircraft are being leased to lessees domiciled in certain emerging markets, including those located in Eastern Europe, the Middle East, Latin America and Asia. The exposure of Aircraft Finance's aircraft to particular countries and customers is managed partly through concentration limits and through obtaining deposits from lessees and certain cash reserves.

         At December 31, 1999, Aircraft Finance held cash reserves of $6.75 million that are available to fund delinquent rentals and other payments due from one certain lessee. Such amounts are not available for general use. The reserve amount is required to be returned to the Seller after two years from the delivery date of the aircraft, providing the lessee has not been delinquent for more than sixty days on any single rental payment during the last year of such two year period. Any unused reserve amount must be returned to the Seller at lease expiration.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

CONTROLLING AND INDEPENDENT TRUSTEES.

     The trust agreement governing Aircraft Finance provides for four trustees. One of the four trustees of Aircraft Finance is Wilmington Trust Company, which is acting as the statutory trustee and the owner trustee. The remaining three trustees are the "controlling trustees" and have the authority to manage the property and affairs of Aircraft Finance under the trust agreement. All of the controlling trustees are independent from General Electric Capital Corporation. One of the controlling trustees, called the "equity trustee", is appointed by the holders of Aircraft Finance's beneficial interest, while the two other controlling trustees, called the "independent controlling trustees" are independent of those holders. The holders of the beneficial interest of Aircraft Finance may remove and replace the equity trustee, and each independent controlling trustee may be replaced by the other independent controlling trustee.

     The trust agreement requires that any decision relating to insolvency proceedings, merger or other reorganization of Aircraft Finance must be approved by a unanimous vote of the controlling trustees. Any sale of any aircraft, decisions requiring Aircraft Finance's approval under the servicing agreement for the aircraft or the agreement with the administrative agent and the reduction of any required level of reserves must be approved by the equity trustee and at least one of the independent controlling trustees. The controlling trustees approving aircraft sales on other than pre-approved terms must also confirm to the indenture trustee, prior to the sale, that the sale will not materially and adversely affect the holders of the Notes. The acquisition of additional aircraft by Aircraft Finance and the terms of any related financing need only be approved by the equity trustee.

     The controlling trustees, their respective ages and principal activities are as follows:

     Name                        Age         Title
     ----                        ---         -----
     David H. Treitel            45          Independent Controlling Trustee
     Richard E. Cavanagh         53          Independent Controlling Trustee
     Wayne D. Lippman            52          Equity Trustee


     DAVID H. TREITEL -- Mr. Treitel is the Chairman and Chief Executive Officer of Simat, Helliesen & Eichner, Inc. (SH&E), a leading aviation consulting firm based in New York City. Mr. Treitel has been with SH&E since 1977, and prior to taking up his current position at SH&E in 1996, he served as the firm's President from 1993 to September 1998 and its Executive Vice President from 1989 until 1993. Mr. Treitel also serves as a director of Midwest Express Holdings, Inc.

     RICHARD E. CAVANAGH -- Mr. Cavanagh is the President and Chief Executive Officer of The Conference Board, Inc., a global business research and membership enterprise supported by some 3,000 corporate members in 67 countries and based in New York City. Prior to taking up his current position in 1995, he served for eight years as the Executive Dean of the Kennedy School of Government at Harvard University. Before that, he was a partner of McKinsey & Company, Inc., an international management consulting firm. During his 17 years with McKinsey, he took a two-year public service leave and held senior positions in the White House Office of Management & Budget. He co-authored the management book The Winning Performance. Mr. Cavanagh serves as a director of Airplanes Limited and Airplanes U.S. Trust, the BlackRock Mutual Fund family, Arch Chemicals (formerly
Olin), The Fremont Group (formerly Bechtel Investments) and The Guardian Life Insurance Company.

     WAYNE D. LIPPMAN -- Mr. Lippman is the Vice Chairman of UniCapital Air Group, Inc., a wholly-owned subsidiary of UniCapital Corporation, a New York Stock Exchange listed company. Mr. Lippman has held the position of Vice Chairman and Chief Operating Officer of Cauff, Lippman Aviation, Inc. and affiliated aircraft leasing and trading companies since 1981. Cauff, Lippman Aviation, Inc. and some of its affiliates were acquired by UniCapital in May 1998. In May 1999 Mr. Lippman was appointed President of UniCapital's Big Ticket Leasing Division.

     As is common with many other special purpose companies, neither Aircraft Finance nor any of its subsidiaries will have any officers or other employees, except, in the case of a subsidiary, as may be required by applicable law. Aircraft Finance has arranged for GE Capital Aviation Services, Limited (GECAS), ReSource/Phoenix, Inc., Wilmington Trust Company, Bankers Trust Company and Lehman Brothers Inc. to provide aircraft servicing, managerial services and financial advice.

THE SERVICER

     The servicer and Aircraft Finance have entered into a servicing agreement dated as of May 5, 1999. The servicing agreement sets forth the various duties of GECAS as the servicer with respect to the management and administration of the aircraft and the leases, the aircraft marketing activities to be performed by the servicer and the aircraft management-related obligations of the servicer in connection with offers and sales by Aircraft Finance of refinancing or additional notes.

     The servicer has agreed to provide its services in accordance with the express terms of the servicing agreement. The terms of the servicing agreement provide that the servicer will act in accordance with laws applicable to it, with directions given by the administrative agent on behalf of Aircraft Finance, with specified standards of care and with specified standards regarding conflicts of interest. The duties and obligations of the servicer are limited to those expressly set forth in the servicing agreement, and the servicer has not undertaken any fiduciary or other implied duties or obligations to Aircraft Finance, the holders of the notes or any other person.

     The servicer has agreed to perform the services required by the servicing agreement with reasonable care and diligence at all times and, if a conflict of interest arises as to an Aircraft Finance aircraft and other aircraft managed by GECAS, in good faith. In addition, to the extent that either two or more particular Aircraft Finance aircraft or an Aircraft Finance aircraft and other aircraft managed by GECAS have substantially similar objectively identifiable characteristics that are relevant for purposes of the particular services to be performed, the servicer has agreed not to discriminate among those Aircraft Finance aircraft or between any of the Aircraft Finance aircraft and any other managed aircraft on an unreasonable basis and, in the case of the two aircraft leased to VARIG, on the basis of General Electric Capital Corporation's interest in the reserve deposits established for the VARIG leases.

     If the servicer in good faith determines that circumstances as to a particular aircraft or lease require an arm's-length negotiation between the servicer or any of its affiliates and Aircraft Finance and the servicer believes it would not be appropriate for the servicer to act on behalf of Aircraft Finance, the servicer has agreed to notify Aircraft Finance promptly and to withdraw from acting as the servicer with respect to the matter and Aircraft Finance has agreed to appoint an independent representative to act on its behalf. The servicer is entitled to act on its own or its affiliates' behalf in those negotiations.

     Neither Aircraft Finance nor the servicer may assign its rights and obligations under the servicing agreement without the other's prior consent. The servicer may, however, delegate some, but not all, of its duties to some of its affiliates.

     AIRCRAFT SERVICES. The main categories of aircraft services being provided by the servicer under the servicing agreement are:

    (1)  lease marketing and remarketing, lease negotiation and execution;

    (2) collecting rental payments and other amounts due under leases, aircraft maintenance, insurance monitoring and procurement, lease compliance and enforcement and accepting delivery and redelivery of aircraft;

    (3)  sales services and aircraft acquisition;

    (4) monitoring aircraft maintenance and providing records and information about the aircraft;

    (5) using commercially reasonable efforts to keep Aircraft Finance in compliance with terms of the indenture that directly relate to the operation of the aircraft;

    (6) limited assistance in connection with the public or private offerings of any notes, such as providing information relating to the servicer and its affiliates for inclusion in any offering document or prospectus, participating in marketing activities solely with respect to the aircraft and providing underwriters, rating agencies and other advisors with the reasonable opportunity to conduct due diligence with respect to the servicer as it relates to the aircraft;

    (7) legal and other professional services with respect to the lease, sale or financing of the aircraft, any amendment or modification of any lease, the enforcement of the rights of Aircraft Finance and its subsidiaries under any lease, any disputes that arise as to any aircraft or for any other purpose that the servicer reasonably determines is necessary in connection with the performance of its services; and

    (8)  periodic reporting of operational information relating to the aircraft.

     OPERATING GUIDELINES. Under the servicing agreement, the servicer is entitled to exercise such authority as is necessary to give it a practicable and working autonomy in performing its services. The servicing agreement provides that the servicer will give Aircraft Finance and its agents access to records related to the aircraft under specified circumstances to enable Aircraft Finance to monitor the performance by the servicer and not commingle any funds of Aircraft Finance with its own funds. Aircraft Finance, acting through the administrative agent or directly, has established monitoring and control procedures that it expects will enable it to properly manage its and its subsidiaries' business and assets.

     The servicing agreement requires all transactions entered into by the servicer on behalf of Aircraft Finance and its subsidiaries other than intercompany transactions to be at arm's length and on market terms unless otherwise agreed or directed by the administrative agent on Aircraft Finance's behalf. Transactions or matters on behalf of Aircraft Finance and its subsidiaries that require the specific approval of Aircraft Finance include:

    (1) sales of or agreements to sell aircraft, other than as required by a lease or the purchase agreement for the initial 36 aircraft;

    (2) entering into any new leases if the lease does not comply with any applicable operating covenants set forth under the indenture governing the notes or if the lease grants a purchase option in favor of the lessee and renewing or extending existing leases, other than as a result of the exercise of an extension option;

    (3) terminating any lease or leases to any single lessee for aircraft then having an aggregate depreciated net book value in excess of $75 million unless a substantially similar replacement or substitute lease is put into place;

    (4) unless provided for in the applicable budget, entering into any contract for the modification or maintenance of aircraft where the costs to be incurred by Aircraft Finance and its subsidiaries will exceed the greater of the estimated aggregate cost of a heavy maintenance check for similar aircraft and total refurbishment of the related engines and available maintenance reserves or other collateral under the related lease or if those costs would be outside the ordinary course of the business of Aircraft Finance and its subsidiaries;

    (5) issuing any guarantee on behalf of, or otherwise pledging the credit of, Aircraft Finance or any of its subsidiaries, other than with respect to trade payables in the ordinary course of business and other than guarantees by Aircraft Finance of the obligations of its subsidiaries;

    (6) entering into, amending or granting a waiver with respect to, any transaction between Aircraft Finance or its subsidiaries and General Electric Capital Corporation or any of its affiliates not contemplated in the servicing agreement;

    (7) incurring any actual or contingent liability, unless contemplated in the applicable budget pursuant to a transaction of a type for which Aircraft Finance's specific approval is otherwise required, incurred in the ordinary course of the business of Aircraft Finance and its subsidiaries or incurred in entering into a lease or performing any obligations under a lease; and

    (8) entering into any order or commitment to acquire, or acquiring, aircraft or aircraft engines unless provided for in a lease, the order or commitment to acquire a replacement engine has been provided for in the applicable budget or the servicer determines that the purchase or exchange of an engine is necessary or appropriate.

     BUDGETS. The servicing agreement calls for the administrative agent to adopt each year a single lease operating budget for all aircraft owned by Aircraft Finance and its subsidiaries and a single budget for the aircraft expenses related to all aircraft.

     SERVICING FEES AND THEIR PAYMENT PRIORITY. The servicing agreement provides that Aircraft Finance will pay to the servicer a base fee of $150,000 per month, which increases if additional aircraft are acquired by Aircraft Finance and a rent fee equal to 1% of the aggregate amount of basic rent due for all or any part of a month for any Aircraft Finance aircraft and 1% of the aggregate basic rent actually paid for the month. The servicer also will receive a disposition fee equal to 1% of the gross proceeds of the sale of any Aircraft Finance aircraft. The servicer also will be reimbursed for aircraft maintenance costs and insurance, outside legal and professional advisory fees and other out of pocket expenses incurred in connection with its performance. The aggregate reimbursement expenses may be significant. Aircraft Finance has also agreed to indemnify the servicer as described under "Risk Factors -- BECAUSE AIRCRAFT FINANCE'S CONTRACT LIMITS ITS REMEDIES AGAINST THE SERVICER FOR POOR PERFORMANCE, AIRCRAFT FINANCE MAY AT SOME POINT BEAR COSTS THAT WILL REDUCE ITS AVAILABLE REVENUES." The subsidiaries of Aircraft Finance have guaranteed the obligations of Aircraft Finance to the servicer.

     The above fees and expense reimbursements are payable monthly in arrears on the payment dates for the Notes. The payment of those fees and expenses has a payment priority that is higher than that of all payments on the Notes. The servicer has agreed to allocate a portion of the fees payable to it to UniCapital to the extent of the two initial and any other aircraft acquired from UniCapital.

     The servicer is also entitled to additional fees (the "Additional Servicing Fees") consisting of an additional sales fee for each sale of an aircraft, an additional disposition fee for each sale of an aircraft and an additional rent-related fee based on basic rent actually paid. Additional Servicing Fees are payable only after all amounts on the Notes have been paid in full.

     In addition, the servicer will be entitled to fees for aircraft management services under the servicing agreement in connection with the offer and sale by Aircraft Finance of refinancing and additional notes and any resales of notes by any person who has any right to cause Aircraft Finance to assist in the resale.

     TERM AND TERMINATION. The term of the servicing agreement expires on the later of the payment in full of all amounts due on the Notes and other similar obligations and all amounts due to the holders of the beneficial interest in Aircraft Finance and Aircraft Finance and its subsidiaries ceasing to hold any aircraft. Each party also has the right to terminate the servicing agreement under specified circumstances.

     The servicer has the right to terminate the servicing agreement if, among other things, Aircraft Finance defaults in its payment and other obligations under the servicing agreement and related documents, any material representation or warranty made by Aircraft Finance or its subsidiaries is false or misleading in a manner material to the servicer, Aircraft Finance or its subsidiaries become subject to bankruptcy or other insolvency proceedings, neither Aircraft Finance nor any of its subsidiaries holds any aircraft or the indenture or any guaranty in favor of the servicer ceases to be in effect.

     The servicer may resign under the servicing agreement with respect to all aircraft, or at its election, any affected aircraft if it reasonably determines that directions given, or services required, would, if carried out be unlawful under applicable law, be in violation of any corporate policy regarding business practices or legal, ethical or social matters, be likely to lead to an investigation by any governmental authority of the servicer or its affiliates, expose the servicer to liabilities for which, in the servicer's good faith opinion, adequate bond or indemnity has not been provided or place the servicer in a conflict of interest with respect to which, in the servicer's good faith opinion, the servicer could not continue to perform its obligations under the servicing agreement. Whether or not it resigns, the servicer is not required to take any action of the foregoing kind. The servicer may also resign in the event it becomes subject to unindemnified taxes.

     Aircraft Finance has the right to terminate the servicing agreement upon payment in full of the Notes and other similar obligations. Aircraft Finance also has the right to terminate the servicing agreement if, among other things, the servicer ceases to be at least 75% owned directly or indirectly by General Electric Capital Corporation or its ultimate parent, General Electric Corporation, the servicer breaches its obligations under the servicing agreement in a manner that is material to Aircraft Finance and its subsidiaries as a whole, the servicer, General Electric Capital Corporation or General Electric Company becomes subject to bankruptcy or insolvency proceedings, there are insufficient funds for the payment on any Class A Note for a period of 60 days or at least 10 aircraft remain off-lease but available for re-lease for a period of at least 90 days following specified events set forth in the indenture.

     Aircraft Finance may remove the servicer for any affected aircraft if the servicer has reasonably determined that directions given, or services required, would, if carried out, place the servicer in a conflict of interest with respect to which, in the servicer's good faith opinion, the servicer could not continue to perform its obligations under the servicing agreement.

     The servicer may not resign or be removed under the servicing agreement and the servicing agreement may not be terminated, except as described above and unless a replacement servicer, which may be UniCapital, has been appointed and Aircraft Finance has obtained a confirmation from the rating agencies rating the Notes that they will not lower, qualify or withdraw any rating as a result. If a replacement servicer has not been appointed within 90 days after notice of any termination, resignation or removal, the servicer may petition any court jurisdiction to appoint a replacement servicer. The servicer may terminate the servicing agreement, whether or not a replacement servicer has been appointed, if Aircraft Finance fails, after the applicable cure periods, to pay amounts due to the servicer.

CORPORATE MANAGEMENT

     Corporate management services for Aircraft Finance will be provided by the administrative agent, ReSource/Phoenix, Inc., the financial advisor, Bankers Trust Company, the owner trustee, Wilmington Trust Company and the capital markets advisor, Lehman Brothers Inc.

ADMINISTRATIVE AGENT

     ReSource/Phoenix, Inc. will act as the initial administrative agent of Aircraft Finance. The administrative agent has agreed to provide administrative, accounting and other services that include:

    (1)  monitoring   the   performance   of  the  servicer  and  reporting  its
         conclusions to the controlling trustees of Aircraft Finance;

    (2) acting as a liaison with various rating agencies to assess the impact of management decisions on the ratings of the notes and coordinating responses to rating agency questions;

    (3) maintaining accounting ledgers and providing draft accounts on a quarterly and annual basis;

    (4)  preparing annual budgets for Aircraft Finance's approval;

    (5) authorizing the payment of expenses and determining the amount of expense accruals;

    (6) coordinating any amendments to the agreements of Aircraft Finance and its subsidiaries, with the approval of Aircraft Finance;

    (7) supervising outside counsel and other professional advisers and coordinating legal and other professional advice other than with respect to any service or matter that is the responsibility of the servicer or any additional servicer;

    (8) preparing and coordinating press releases and reports to investors and to the SEC, and managing investor relations;

    (9) preparing or arranging for the preparation of and filing all required tax returns; and

    (10) overseeing the general operation of any liquidity facility and advising Aircraft Finance as to the appropriate reserve levels for the Notes.

     In addition to its services on behalf of Aircraft Finance, the administrative agent has agreed to act as the agent for the trustee and the security trustee in managing the accounts in which the funds and investments of Aircraft Finance will be held in the name of the security trustee and related matters. Aircraft Finance is not entitled to direct the administrative agent as to these matters. ReSource/Phoenix' duties for the trustee and the security trustee include:

    (1) establishing and maintaining the accounts held in the name of the security trustee and any other accounts;

    (2) directing withdrawals and transfers from those accounts under the indenture governing the notes;

    (3) calculating certain monthly payments and making all other calculations required under that indenture;

    (4)  providing reports and other information required under that indenture;

    (5) providing the trustee with information required by the trustee to provide its reports to the holders of the Notes; and

    (6) subject to specified limitations and at the written direction of the controlling trustees, directing the investment of the funds in those accounts in investments permitted by that indenture.

     The administrative agent is entitled to a fee of $497,000 per year, plus an additional amount for any additional aircraft acquired in the future, payable monthly in arrears in equal installments. The administrative agent is entitled to be indemnified by Aircraft Finance against any loss or liability incurred by the administrative agent in connection with its services to Aircraft Finance or as the agent for the trustee and the security trustee, other than through its own deceit, fraud, gross negligence or willful misconduct or that of its officers, directors, agents and employees.

FINANCIAL ADVISOR

     Bankers Trust Company will act as the initial financial advisor. The financial advisor is responsible for assisting Aircraft Finance in developing models for the purposes of analyzing the financial impact of aircraft lease, sale and capital investment decisions. The agreement with the financial advisor may be terminated by either Aircraft Finance or the financial advisor on 30 days' written notice.

OWNER TRUSTEE

     Wilmington Trust will act as the initial owner trustee. The owner trustee will maintain the books and records, including minute books and records and trust certificate records, of Aircraft Finance. It will make available telephone, facsimile and post office box facilities and will maintain Aircraft Finance's principal place of business in Delaware.

CAPITAL MARKETS ADVISOR

     Lehman Brothers Inc. will act as the initial capital markets advisor. The capital markets advisor is responsible for providing Aircraft Finance with investment banking advice in connection with the issuance of additional notes, financial advice to assist Aircraft Finance in evaluating interest rate risk and other analytical advice. Aircraft Finance may remove the capital markets advisor at any time on 90 days' written notice.


Item 11.      Executive Compensation

         All trustees will be compensated for travel and other expenses incurred by them in the performance of their duties. The Independent Controlling Trustees receive a salary of $60,000 per annum for their services in such capacity, as well as additional compensation in the event Aircraft Finance acquires additional aircraft. The aggregate annual compensation for each independent controlling trustee may not exceed $100,000 per annum. The Equity Trustee appointed by the beneficial interest holders does not receive any compensation from Aircraft Finance for his services.


Item 12.      Security Ownership of Certain Beneficial Owners and Management

a) Security ownership of certain beneficial owners.

                                      Name and Address of
Title of Class                         Beneficial Owner         Percent of Class
--------------                        -------------------       ----------------

Beneficial Interest Certificate    UniCapital AFT-II, Inc.             49%
                                   10800 Biscayne Boulevard
                                   Miami, Florida 33161

Beneficial Interest Certificate    IBC Aircraft Services, Inc.         20%
                                   1200 San Bernardo
                                   Laredo, Texas 78042-1359

Beneficial Interest Certificate    General Bank                        10%
                                   800 West 6th Street
                                   Los Angeles, CA 90017

Beneficial Interest Certificate    TransCapital Corporation           *11%
                                   11130 Sunrise Valley Drive
                                   Reston, VA 20191

* TransCapital Corporation owns 9.9% of the beneficial interest directly and 1.1% indirectly through its wholly-owned subsidiary UniCapital AFT-I, Inc.


Item 13.      Certain Relationships and Related Transactions

a) Transactions with management and others.

     On May 5, 1999, UniCapital Corporation, the parent company of the initial beneficial interest holders, purchased approximately $3.8 million of the Class D Notes. UniCapital Corporation subsequently sold these Notes to an unrelated party in July 1999. Also on May 5, 1999, General Electric Capital Corporation, parent company of the aircraft servicer, purchased approximately $48.2 million of the Class D Notes.

     Aircraft Finance and its subsidiaries have acquired title to 36 Aircraft from General Electric Capital Corporation and its affiliates under the master aircraft purchase agreement dated as of May 5, 1999. Two of the aircraft were acquired by General Electric Capital Corporation affiliates from affiliates of UniCapital on May 5, 1999. These two aircraft were acquired by Aircraft Finance for $85.9 million. UniCapital has indicated that it may at some point sell additional aircraft to Aircraft Finance. The servicer has agreed to allocate a portion of the fees payable to it to UniCapital to the extent of the two initial and any other aircraft acquired from UniCapital.

b) Certain business relationships.

     Wayne D. Lippman, the equity trustee and one of the three controlling trustees of Aircraft Finance, is an employee of UniCapital Air Group, Inc., a wholly-owned subsidiary of UniCapital Corporation and the parent company of one of the holders of Aircraft Finance's beneficial interest. The acquisition of additional aircraft by Aircraft Finance and the terms of any related financing need only be approved by the equity trustee, subject to the terms of the trust agreement and the indenture, including confirmation by the rating agencies that the transaction will not adversely affect the rating on the Notes. Though it had been contemplated that Mr. Lippman would at some point resign as equity trustee, Mr. Lippman now plans to stay on indefinitely.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.       Financial Statements.

         The following are included in Part II of this report:
                                                                          Page
                                                                          ----

             Report of Independent Certified Public Accountants............31
             Consolidated Balance Sheet....................................32
             Consolidated Statement of Income..............................33
             Consolidated Statement of Cash Flows..........................34
             Consolidated Statement of Changes in Beneficial Interest......35
             Notes to Consolidated Financial Statements....................36

b.       Current Reports on Form  8-K.

         No Current Reports on Form 8-K were filed during the quarter ended December 31, 1999.

c.       Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit
Number
-------

3.1      Certificate of Trust of Aircraft Finance Trust.*
3.2 Amended and Restated Trust Agreement of Aircraft Finance Trust dated as of May 4, 1999.*
4.1 Indenture dated as of May 5, 1999 between Aircraft Finance Trust, Resource/Phoenix, Inc. and Bankers Trust Company.*
4.2      Form of Global Note (included in Exhibit 4.1).*
4.4 Registration Rights Agreement dated as of May 5, 1999 between Aircraft Finance Trust and Lehman Brothers Inc.*
4.5      Form of Restricted Global Note.**
4.6      Form of Exchange Notes.**
10.1 Master Aircraft Purchase Agreement, dated as of May 5, 1999 among General Electric Capital Corporation, Aircraft Finance Trust, the Sellers listed on Annex A thereto and AFT Trust-Sub I.*
10.2 Security Trust Agreement dated as of May 5, 1999 between Aircraft Finance Trust, Bankers Trust Company, AFT Trust-Sub I and Aircraft Finance Trust Ireland, Limited.*
10.3 Servicing Agreement dated as of May 5, 1999 among GE Capital Aviation Services, Limited and Aircraft Finance Trust.*
10.4 Administrative Agency Agreement dated as of May 5, 1999 between Bankers Trust Company, Aircraft Finance Trust, ReSource/Phoenix, Inc., AFT Trust-Sub I and Aircraft Finance Trust Ireland, Limited.*
10.5 Reference Agency Agreement dated as of May 5, 1999 between Bankers Trust Company, Aircraft Finance Trust and ReSource/Phoenix, Inc.*
10.6 Master Swap Agreement and Schedule dated as of May 5, 1999 between Aircraft Finance Trust and Lehman Brothers Financial Products Inc.*
21.      Subsidiaries of Aircraft Finance Trust.*
23.1     Consent of Aircraft Information Services, Inc.**
23.2     Consent of BK Associates, Inc.**

23.3     Consent of Morton, Beyer & Agnew.**
27.1     Financial Data Schedule.**
99.1     Appraisal of Aircraft Information Sercices, Inc.**
99.2     Appraisal of BK Associates, Inc.**
99.3     Appraisal of Morton, Beyer & Agnew.**

* Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-82153) previously filed with the Securities and Exchange Commission on July 2, 1999.
**       Filed herewith.


d.       Financial Statement Schedules.

         All financial statement schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 AIRCRAFT FINANCE TRUST
                                 by Wilmington Trust Company,
                                 not in its individual capacity but
                                 solely as the Owner Trustee


      March 22, 2000             By:        /S/CHARISSE L. RODGERS
--------------------------          --------------------------------------------
           Date                  Name:      Charisse L. Rodgers
                                 Title:     Senior Financial Services Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                  TITLE                                 DATE
---------                  -----                                 ----


/S/DAVID H. TREITEL        Independent Controlling Trustee      March 22, 2000
-----------------------                                         ----------------
David H. Treitel


/S/RICHARD E. CAVANAGH     Independent Controlling Trustee      March 22, 2000
-----------------------                                         ----------------
Richard E. Cavanagh


/S/WAYNE D. LIPPMAN        Equity Trustee and                   March 22, 2000
-----------------------    Controlling Trustee                  ----------------
Wayne D. Lippman


/S/CHARISSE L. RODGERS     Owner Trustee                        March 22, 2000
-----------------------                                         ----------------
Wilmington Trust Company,
not in its individual
capacity but solely as
the Owner Trustee