Form 10-Q
period 2000-03-31
AIRCRAFT FINANCE TRUST
filed 2000-05-11
CIK 1089449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                    FORM 10-Q

                            -------------------------


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


                            -------------------------

                          Commission File No. 333-82153

                            -------------------------


                             AIRCRAFT FINANCE TRUST
                             ----------------------
             (Exact name of registrant as specified in its charter)

                                   51-6512392
                        (IRS Employer Identification No.)

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

                      This document consists of 15 pages.

                             Aircraft Finance Trust

            FORM 10-Q - For the Quarterly Period Ended March 31, 2000




                                      INDEX



Part I.  Financial Information

                                                                            Page
         Item 1.      Financial Statements

              a)  Consolidated Balance Sheets - March 31, 2000 and
                  December 31, 1999...........................................3

              b)  Consolidated Statement of Income - Three Months Ended
                  March 31, 2000..............................................4

              c)  Consolidated Statement of Cash Flows - Three Months
                  Ended March 31, 2000........................................5

              d)  Consolidated Statement of Changes in
                  Beneficial Interest Holders' Equity - Year Ended
                  December 31, 1999 and Three Months Ended March 31, 2000.....6

              e)  Notes to Consolidated Financial Statements..................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........8

         Item 3.      Quantitative and Qualitative Disclosures about Market
                      Risk...................................................11


Part II. Other Information

         Item 6.      Exhibits and Reports on Form 8-K.......................13

         Signatures   .......................................................14

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements


                     Aircraft Finance Trust and Subsidiaries

                           Consolidated Balance Sheets

                             (dollars in thousands)

                                                         March 31,  December 31,
                                                            2000        1999
                                                         ---------  ------------
                                                        (unaudited)
                                     Assets

Cash and cash equivalents                               $   74,604   $   72,682
Restricted cash                                             18,275       19,468
Rents and other receivables                                  3,582        4,122
Aircraft, net                                            1,160,319    1,170,564
Other assets                                                    35          138
                                                        ----------   ----------

     Total assets                                       $1,256,815   $1,266,974
                                                        ==========   ==========

               Liabilities and Beneficial Interest Holders' Equity

Accounts payable and accrued liabilities                $    4,085   $    5,819
Deferred rental income                                       5,436        7,031
Security and other deposits                                 31,182       30,385
Notes payable:
     Class A-1                                             512,500      512,500
     Class A-2                                             360,393      368,897
     Class B                                               124,794      124,798
     Class C                                               106,000      106,000
     Class D                                                64,000       64,000
                                                        ----------   ----------
     Total notes payable                                 1,167,687    1,176,195
                                                        ----------   ----------

     Total liabilities                                   1,208,390    1,219,430
                                                        ----------   ----------

Beneficial interest holders' equity                         48,425       47,544
                                                        ----------   ----------

     Total liabilities and beneficial interest
       holders' equity                                  $1,256,815   $1,266,974
                                                        ==========   ==========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

                        Consolidated Statement of Income

                             (dollars in thousands)


                                                                   Three Months
                                                                      Ended
                                                                  March 31, 2000
                                                                  --------------
                                                                    (unaudited)
Revenues:
   Rental and other income from operating leases                      $35,703
   Interest income                                                      1,212
                                                                      -------

      Total revenues                                                   36,915
                                                                      -------

Expenses:
   Interest expense                                                    19,467
   Depreciation expense                                                10,678
   Operating expense                                                    4,358
   Administration and other                                             1,531
                                                                      -------

      Total expenses                                                   36,034
                                                                      -------

Net Income                                                            $   881
                                                                      =======

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

                      Consolidated Statement of Cash Flows

                             (dollars in thousands)

                                                                   Three Months
                                                                       Ended
                                                                  March 31, 2000
                                                                  --------------
                                                                    (unaudited)
Cash Flows from Operating Activities:
Net income                                                           $    881
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation expense                                              10,678
Changes in assets and liabilities:
     Rents and other receivables                                          540
     Restricted cash                                                    1,193
     Other assets                                                         103
     Accounts payable and accrued liabilities                          (1,734)
     Deferred rental income                                            (1,595)
     Security and other deposits                                          797
                                                                     --------

     Net cash provided by operating activities                         10,863
                                                                     --------

Cash Flows from Investing Activities:
Aircraft improvements                                                    (433)
                                                                     --------

     Net cash used in investing activities                               (433)
                                                                     --------

Cash Flows from Financing Activities:
Repayment of notes payable                                             (8,508)
                                                                     --------

     Net cash used in financing activities                             (8,508)
                                                                     --------

Net Increase in Cash and Cash Equivalents                               1,922

Cash and Cash Equivalents at Beginning of Period                       72,682
                                                                     --------

Cash and Cash Equivalents at End of Period                           $ 74,604
                                                                     ========


Supplemental Cash Flow Information:
     Cash paid for interest expense                                  $ 19,528
                                                                     ========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

    Consolidated Statement of Changes in Beneficial Interest Holders' Equity

                             (dollars in thousands)


                                                                     Beneficial
                                                                      Interest
                                                                      --------
                                                                     (unaudited)

Issuance of Beneficial Interest (May 5, 1999)                          $39,087

   Net income                                                            8,457
                                                                       -------

Balance at December 31, 1999                                            47,544

   Net income                                                              881
                                                                       -------

Balance at March 31, 2000                                              $48,425
                                                                       =======

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                 March 31, 2000


Note 1 - Organization

         Aircraft Finance Trust is a special-purpose statutory business trust that was formed on April 13, 1999 under the laws of Delaware. Aircraft Finance Trust and its two subsidiaries (collectively "Aircraft Finance") were formed to conduct certain limited activities, including buying, owning, leasing, selling commercial jet aircraft and related activities.

         On May 5, 1999, Aircraft Finance completed a securitization transaction in which it received proceeds from a private placement offering of notes, received proceeds from the issuance of beneficial interest certificates and simultaneously paid for the acquisition of 36 commercial jet aircraft.


Note 2 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, these interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair statement of these interim results have been included. All intercompany accounts and transactions have been eliminated. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year.

         These interim unaudited consolidated financial statements should be read in conjunction with Aircraft Finance's consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the estimates and related assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Significant estimates are made in the assessment of the collectibility of receivables, depreciable lives and estimated salvage values of leased aircraft and estimates of expected maintenance and overhaul costs in connection with certain leases of aircraft.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         On May 5, 1999, Aircraft Finance issued $1,209 million of Asset Backed Notes (the "Initial Notes"). The Initial Notes were issued in five classes; Class A-1, Class A-2, Class B, Class C and Class D. The Initial Notes were issued simultaneously with the execution of an agreement for the sale of the beneficial interest of Aircraft Finance for $39 million and an agreement to acquire 36 commercial jet aircraft for $1,196 million. On January 20, 2000 four classes of the Initial Notes were exchanged for four corresponding classes of new notes (the "Exchange Notes"), as more fully discussed below. The remaining outstanding Initial Notes and the outstanding Exchange Notes are together referred to as the Notes.

         Aircraft Finance is a special purpose entity which owns aircraft subject to operating leases. Aircraft Finance's business consists of aircraft leasing activities. Aircraft Finance may also engage in acquisitions of additional aircraft and sales of aircraft. Any acquisitions of additional aircraft and the related issuance of additional notes will require confirmation by the rating agencies that they will not lower, qualify or withdraw their ratings on the outstanding Notes as a result. Aircraft Finance's cash flows from such activities will be used to service the interest and principal on the outstanding Notes and to make distribution of remaining amounts to the holders of the beneficial interest certificates, after the payment of expenses incurred by Aircraft Finance.

         Aircraft Finance's ability to generate sufficient cash from its aircraft assets to service the outstanding Notes will depend primarily on the rental rates it can achieve on leases, the lessees' ability to perform according to the terms of the leases and the prices it can achieve on any aircraft sales. Aircraft Finance's ability to service the outstanding Notes will also depend on the level of Aircraft Finance's operating expenses, including maintenance obligations that are expected to increase as the aircraft age, and any unforeseen contingent liabilities. The indenture governing the Notes requires that Aircraft Finance maintain a cash reserve balance on deposit in a collections account and permits Aircraft Finance to establish a credit facility, in order to provide a source of liquidity for Aircraft Finance's obligations.

         Any statements contained herein that are not historical facts, or that might be considered an opinion or projection, whether expressed or implied, are meant as, and should be considered, forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks. If any assumptions or opinions prove incorrect, any forward-looking statements made on that basis may also prove materially incorrect.

Recent Developments

         On January 20, 2000, Aircraft Finance completed an exchange offer whereby Aircraft Finance issued four classes of new notes, the Exchange Notes, designated Class A-1, A-2, B and C, in exchange for the four corresponding classes of the Initial Notes. The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The Class D Notes were not exchanged and remain unchanged. $3 million of the Class A-2 Initial Notes were not tendered in the exchange offer and remain outstanding.

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

         In March 2000, Aircraft Finance entered into a restructuring agreement with Canadian Airlines, a lessee of two Airbus A320-200 aircraft. Under the restructuring agreement, Canadian Airlines, a subsidiary of Air Canada, was replaced by Air Canada Capital LTD as the new lessee. These leases are guaranteed by Air Canada. Pursuant to this restructuring, the cash security deposits of $1.5 million held by Aircraft Finance in connection with these aircraft were returned to Canadian Airlines. As of March 31, 2000, all rent amounts due under these leases had been paid. The two aircraft with respect to this lessee represent approximately 4.5% of the aggregate appraised value of the aircraft at December 31, 1999.

         In April 2000, Aircraft Finance entered into an agreement, for one MD-83 aircraft currently leased to an Italian lessee, to extend the lease to November 2001 at a lower rental rate. The aircraft with respect to this lessee represents approximately 1.9% of the aggregate appraised value at December 31, 1999.

         The B767-300ER aircraft currently on lease with a Swedish lessee, has a lease expiration date in May 2000. Aircraft Finance has entered into a letter of intent to lease this aircraft to a Canadian lessee for a lease term of 36 months with an anticipated delivery date in May 2000.

         At March 31, 2000 there were two existing lessees on non-accrual status. The total amount of rental payments and maintenance reserve payments outstanding under the leases for the three aircraft from these two existing lessees amounted to approximately $5.7 million as of March 31, 2000. One of these two lessees, based in Brazil, owed approximately $1.6 million for outstanding rental payments and maintenance reserve payments at March 31, 2000. Aircraft Finance holds security deposits of $0.9 million against these arrearages. The aircraft with respect to this lessee represents approximately 2.7% of the aggregate appraised value at December 31, 1999. The other lessee, based in Turkey, owed approximately $4.1 million for outstanding rental payments and maintenance reserve payments at March 31, 2000. Aircraft Finance holds security deposits and letters of credit in the aggregate of $1.1 million against these arrearages. The two aircraft with respect to this lessee represents approximately 5.2% of the aggregate appraised value at December 31, 1999. In April 2000, the Turkish lessee returned one of the two aircraft early. This aircraft was re-delivered to a new lessee (based in Belgium) in April 2000 for a lease term of 36 months at a lower rental rate.

         In May 2000, the B737-300 aircraft leased to TransBrasil was returned early. The aircraft is currently being remarketed for lease. Aircraft Finance is in the process of quantifying and evaluating the likelihood of and amount of collections with respect to its claim for outstanding rent, maintenance reserves, accrued interest and re-delivery costs. The aircraft with respect to this lessee represents approximately 2.7% of the aggregate appraised value at December 31, 1999.

Results of Operations

         Aircraft Finance reported net income of $0.9 million during the three months ended March 31, 2000, on total revenues of $36.9 million. Aircraft Finance's revenues consisted of rental income from operating leases and interest income earned on cash balances.

         Rental income from aircraft subject to operating leases during the three months ended March 31, 2000 was $35.7 million. The defaults of the two leases based in Brazil and Turkey negatively impacted rental and other income from operating leases by approximately $2.0 million during the three months ended March 31, 2000. Rental income from operating leases during the three months ended March 31, 2000 includes supplemental rental income of $4.1 million. Supplemental rental payments are variable based on aircraft flight hours or cycles.

         Interest income during the three months ended March 31, 2000 was $1.2 million. Interest income is earned on Aircraft Finance's cash balances which are invested in short-term highly liquid investments as permitted by the indenture. The amount of interest income earned varies based upon the current interest rates paid on such investments and the level of cash balances held by Aircraft Finance.

         Interest expense, net of interest rate swap proceeds of $1.0 million, was $19.5 million during the three months ended March 31, 2000. Interest expense is paid on Aircraft Finance's outstanding Notes issued on May 5, 1999. The weighted average interest rate on the Notes during the three months ended March 2000 was 6.59% and the outstanding balance of the Notes at March 31, 2000 was $1,167.7 million. Interest expense varies based on the actual interest rates on the floating rate Notes, the interest rate swap costs or proceeds and the outstanding principal balances of the Notes.

         Depreciation expense during the three months ended March 31, 2000 was $10.7 million.

         Operating expense during the three months ended March 31, 2000 was $4.4 million. Operating expense consists primarily of aircraft maintenance expense and lease related costs. Most of Aircraft Finance's lease contracts require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make certain payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Reserves are maintained at amounts considered adequate to cover those expected payments for maintenance costs.

         Administrative and other expenses during the three months ended March 31, 2000 were $1.5 million. These expenses consist primarily of fees paid to the service providers and other general and administrative costs. The most significant of these fees was the servicer fee, which amounted to $1.1 million. A significant portion of the fees paid to the Servicer correspond to rental payments due and received. These fees are based upon a fixed percentage of rental receipts, and will vary with rental income of Aircraft Finance.

Liquidity

         Aircraft Finance held cash and cash equivalents of $74.6 million, and restricted cash of $18.3 million at March 31, 2000. The liquidity reserve amount, which is included in cash and cash equivalents, was $52 million at March 31, 2000. The liquidity reserve amount is required under the terms of the indenture and is intended to serve as a source of liquidity for Aircraft Finance's maintenance obligations and other contingent costs.

Cash Flows from Operating Activities

         Aircraft Finance's cash flows from operating activities depend on many factors including, but not limited to, the performance of lessees and Aircraft Finance's ability to re-lease aircraft, the average interest rates of the Notes, the efficiency of its interest rate hedging policies, the ability of interest rate swap providers to perform under the terms of the swap agreements and whether Aircraft Finance will be able to refinance certain subclasses of Notes that have not been repaid with lease cash flows.

         Net cash provided by operating activities for the three months ended March 31, 2000 amounted to $10.9 million, primarily reflecting non-cash depreciation expense of $10.7 million, net income of $0.9 million, a decrease in restricted cash of $1.2 million and an increase in security and other deposits of $0.8 million. These were offset by decreases in accounts payable and accrued liabilities of $1.7 million and deferred rental income of $1.6 million.

Cash Flows from Investing and Financing Activities

         Net cash used in investing activities for the three months ended March 31, 2000 amounted to $0.4 million for capitalized aircraft improvements and aircraft delivery costs.

         Net cash used in financing activities for the three months ended March 31, 2000 amounted to $8.5 million due to principal repayment on the Notes. As a result, the balance of these Notes were $1,167.7 million at March 31, 2000. Generally, principal and interest is repaid on these Notes monthly based upon the cash collected, the anticipated expenses and the cash balances held by Aircraft Finance on the calculation date. As a result, monthly principal payments on the Notes will vary depending on Aircraft Finance's revenues and expenses for the month.

         At March 31, 2000, Aircraft Finance was a party to five interest rate swap agreements. The net aggregate amounts due to be paid or received by Aircraft Finance under these agreements is determined monthly and is due on the same day as the payments under the Notes. The net economic effect of these interest rate swaps was to hedge Aircraft Finance's variable interest rate exposure from movements in interest rates over the duration of the lease terms. Please see "Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further information about these interest rate swap agreements.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

         Aircraft Finance is a party to five classes of Notes. The estimated fair value of these Notes at March 31, 2000 was approximately $1,149.5 million. The terms of each class of the Notes, including the outstanding principal amount at March 31, 2000, are as follows:

              Outstanding
Class of       Principal                      Expected Final         Final
 Notes          Amount     Interest Rate       Payment Date      Maturity Date
 -----          ------     -------------       ------------      -------------
Class A-1  $  512,500,000   LIBOR + 0.48%      May 15, 2004      May 15, 2024
Class A-2     360,393,238   LIBOR + 0.50%     June 15, 2008      May 15, 2024
Class B       124,793,872   LIBOR + 1.15%      May 15, 2016      May 15, 2024
Class C       106,000,000           8.00%     July 15, 2016      May 15, 2024
Class D        64,000,000          11.00%   August 15, 2016      May 15, 2024
            -------------
           $1,167,687,110

         Aircraft Finance was a party to five interest rate swap agreements at March 31, 2000. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on LIBOR.

         The following table presents, as of March 31, 2000, the terms of Aircraft Finance's interest rate swap agreements:

     Fixed       Rate to be      Rate to be
   Notional   paid by Aircraft   received by        Maturity           Estimated
    Amount         Finance     Aircraft Finance       Date            fair value
    ------         -------         -------            ----            ----------
$ 80,000,000        5.23%           LIBOR           April 15, 2000   $    40,655
  60,000,000        5.50%           LIBOR         January 15, 2002     1,534,799
 175,000,000        5.56%           LIBOR         October 15, 2002     6,170,444
 345,000,000        5.65%           LIBOR         January 15, 2004    16,700,794
 230,000,000        5.71%           LIBOR        November 15, 2004    12,655,501

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

                           Part II. Other Information
                           --------------------------

Item 6.       Exhibits and Reports of Form 8-K

a.      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        27.   Financial Data Schedule (in electronic format only)

b.      Reports on Form 8-K

        During the quarterly period ended March 31, 2000, Aircraft Finance filed reports on Form 8-K dated January 18, 2000, February 15, 2000 and March 15, 2000. Such reports on Form 8-K included copies of the monthly reports to holders of the Notes.

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


                                    AIRCRAFT FINANCE TRUST
                                    by Wilmington Trust Company,
                                    not in its individual capacity but
                                    solely as the Owner Trustee


       May 10, 2000                 By:        /S/CHARISSE L. RODGERS
       ------------                     ----------------------------------------
           Date                     Name:      Charisse L. Rodgers
                                    Title:     Senior Financial Services Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                        TITLE                              DATE
---------                        -----                              ----


/S/DAVID H. TREITEL              Independent Controlling Trustee    May 10, 2000
------------------------------                                      ------------
David H. Treitel


/S/RICHARD E. CAVANAGH           Independent Controlling Trustee    May 10, 2000
------------------------------                                      ------------
Richard E. Cavanagh


/S/WAYNE D. LIPPMAN              Equity Trustee and Controlling     May 10, 2000
------------------------------   Trustee                            ------------
Wayne D. Lippman


/S/CHARISSE L. RODGERS           Owner Trustee                      May 10, 2000
------------------------------                                      ------------
Wilmington Trust Company, not
in its individual capacity but
solely as the Owner Trustee