Form 10-Q
period 2000-06-30
AIRCRAFT FINANCE TRUST
filed 2000-08-11
CIK 1089449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                    FORM 10-Q

                            -------------------------


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                      This document consists of 18 pages.

                             Aircraft Finance Trust

            FORM 10-Q - For the Quarterly Period Ended June 30, 2000




                                      INDEX



Part I.  Financial Information                                              Page

         Item 1.      Financial Statements

              a)  Consolidated Balance Sheets - June 30, 2000 and
                  December 31, 1999...........................................3

              b)  Consolidated Statements of Income - Three and
                  Six Months Ended June 30, 2000 and the period
                  from Inception (April 13, 1999) to June 30, 1999............4

              c)  Consolidated  Statements of Cash Flows - Six Months
                  Ended June 30, 2000 and the period from Inception
                  (April 13, 1999) to June 30, 1999...........................5

              d)  Consolidated Statements of Changes in Beneficial
                  Interest Holders' Equity - Year Ended December 31, 1999
                  and Six Months Ended June 30, 2000..........................6

              e)  Notes to Consolidated Financial Statements..................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........10

         Item 3.      Quantitative and Qualitative Disclosures about
                      Market Risk............................................14


Part II. Other Information

         Item 5.      Other Information......................................16

         Item 6.      Exhibits and Reports on Form 8-K.......................16

         Signatures   .......................................................17

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements


                     Aircraft Finance Trust and Subsidiaries

                           Consolidated Balance Sheets
                                   (unaudited)

                             (dollars in thousands)

                                                       June 30,    December 31,
                                                         2000          1999
                                                      ----------  -------------
                                     Assets

Cash and cash equivalents                             $   79,007    $   72,682
Restricted cash                                           17,030        19,468
Rents and other receivables                                3,937         4,122
Aircraft, net                                          1,150,092     1,170,564
Other assets                                                 283           138
                                                      ----------    ----------

     Total assets                                     $1,250,349    $1,266,974
                                                      ==========    ==========

              Liabilities and Beneficial Interest Holders' Equity

Accounts payable and accrued liabilities              $    3,992    $    5,819
Deferred rental income                                     4,767         7,031
Security and other deposits                               33,802        30,385
Notes payable:
     Class A-1                                           512,500       512,500
     Class A-2                                           348,691       368,897
     Class B                                             124,794       124,798
     Class C                                             106,000       106,000
     Class D                                              64,000        64,000
                                                      ----------    ----------
     Total notes payable                               1,155,985     1,176,195
                                                      ----------    ----------

     Total liabilities                                 1,198,546     1,219,430
                                                      ----------    ----------

Beneficial interest holders' equity                       51,803        47,544
                                                      ----------    ----------

     Total liabilities and beneficial interest
       holders' equity                                $1,250,349    $1,266,974
                                                      ==========    ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

                        Consolidated Statements of Income
                                   (unaudited)

                             (dollars in thousands)

                                                                   Period from
                                  Three Months    Six Months        Inception
                                     Ended          Ended       (April 13, 1999)
                                  June 30, 2000  June 30, 2000  to June 30, 1999
                                  -------------  -------------  ----------------
Revenues:
   Rental and other income
      from operating leases          $38,237        $73,940          $23,309
   Interest income                     1,465          2,677              585
                                     -------        -------          -------

      Total revenues                  39,702         76,617           23,894
                                     -------        -------          -------

Expenses:
   Interest expense                   19,548         39,015           12,248
   Depreciation expense               10,695         21,372            7,260
   Operating expense                   4,562          8,921               35
   Administration and other            1,519          3,050              970
                                     -------        -------          -------

      Total expenses                  36,324         72,358           20,513
                                     -------        -------          -------

Net Income                           $ 3,378        $ 4,259          $ 3,381
                                     =======        =======          =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                             (dollars in thousands)

                                                                  Period from
                                                  Six Months       Inception
                                                     Ended      (April 13, 1999)
                                                 June 30, 2000  to June 30, 1999
                                                 -------------  ----------------

Cash Flows from Operating Activities:
Net income                                        $     4,259     $     3,381
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation expense                              21,372           7,260
Changes in assets and liabilities:
     Rents and other receivables                          185          (2,238)
     Restricted cash                                    2,438         (19,402)
     Other assets                                        (145)           (349)
     Accounts payable and accrued liabilities          (1,827)          3,774
     Deferred rental income                            (2,264)          6,192
     Security and other deposits                        3,417          19,954
                                                  -----------     -----------

     Net cash provided by operating activities         27,435          18,572
                                                  -----------     -----------

Cash Flows from Investing Activities:
Aircraft improvements                                    (900)            (20)
Purchase of aircraft                                     --        (1,196,087)
                                                  -----------     -----------

     Net cash used in investing activities               (900)     (1,196,107)
                                                  -----------     -----------

Cash Flows from Financing Activities:
Issuance of beneficial interest                          --            39,087
Proceeds from notes payable                              --         1,209,000
Repayment of notes payable                            (20,210)         (7,414)
                                                  -----------     -----------

     Net cash (used in) provided by financing
       activities                                     (20,210)      1,240,673
                                                  -----------     -----------

Net Increase in Cash and Cash Equivalents               6,325          63,138

Cash and Cash Equivalents at Beginning of Period       72,682            --
                                                  -----------     -----------

Cash and Cash Equivalents at End of Period        $    79,007     $    63,138
                                                  ===========     ===========


Supplemental Cash Flow Information:
     Cash paid for interest expense               $    39,137     $     8,750
                                                  ===========     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

    Consolidated Statements of Changes in Beneficial Interest Holders' Equity
                                   (unaudited)

                             (dollars in thousands)


                                                                    Beneficial
                                                                     Interest
                                                                     --------

Issuance of Beneficial Interest (May 5, 1999)                         $39,087

   Net income                                                           8,457
                                                                      -------

Balance at December 31, 1999                                           47,544

   Net income                                                           4,259
                                                                      -------

Balance at June 30, 2000                                              $51,803
                                                                      =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                  June 30, 2000


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

Reclassification

         Certain reclassifications have been made to prior year data to conform with the current year.


Note 3 - Derivative Financial Instruments

Interest Rate Swap Agreements

         One of Aircraft Finance's original interest rate swap agreements expired on April 15, 2000; however, Aircraft Finance entered into three new interest rate swap agreements in June 2000. As a result, Aircraft Finance was a party to seven interest rate swap agreements at June 30, 2000. Four of these agreements were entered into on May 5, 1999 and the other three were entered into on June 29, 2000 but have an effective date of July 15, 2000. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on 30-day LIBOR. On June 30, 2000, the aggregate fair value of these interest rate swap agreements was approximately $34.4 million.

         The following table presents, as of June 30, 2000, a summary of the terms of the Aircraft Finance's interest rate swap agreements (dollars in thousands):

                                 Rate to be
  Fixed          Rate to be       received
 Notional      paid by Aircraft  by Aircraft     Maturity            Estimated
  Amount            Finance        Finance         Date             fair value
  ------            -------        -------         ----             ----------
$  60,000            5.50%          LIBOR      January 15, 2002   $    1,377,189
  175,000            5.56%          LIBOR      October 15, 2002        5,615,559
  345,000            5.65%          LIBOR      January 15, 2004       15,491,381
  230,000            5.71%          LIBOR     November 15, 2004       11,893,112
   20,000 (i)        7.13%          LIBOR      January 15, 2002                -
   20,000 (i)        7.14%          LIBOR      October 15, 2002                -
   15,000 (i)        7.17%          LIBOR          May 15, 2005                -

         (i) Entered into in June 2000 with an effective date of July 15, 2000.


Note 4 - New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and it requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The accounting for changes in the fair value of such derivatives will vary based on the intended use of the derivative. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. Aircraft Finance plans to adopt SFAS 133 and SFAS 138 beginning in the year 2001. Adoption of SFAS 133 and SFAS 138 are not expected to have a significant impact on Aircraft Finance's results of operations, cash flows or financial position.

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

         Aircraft Finance is a special purpose entity, which owns aircraft subject to operating leases. Aircraft Finance's business consists of aircraft leasing activities. Aircraft Finance may also engage in acquisitions of additional aircraft and sales of aircraft. Any acquisitions of additional aircraft and the related issuance of additional notes will require confirmation by the rating agencies that they will not lower, qualify or withdraw their ratings on the outstanding Notes as a result. Aircraft Finance's cash flows from such activities will be used to service the interest and principal on the outstanding Notes and to make distribution of remaining amounts to the holders of the beneficial interest certificates, after the payment of expenses incurred by Aircraft Finance.

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

         Any statements contained herein that are not historical facts, or that might be considered an opinion or projection, whether expressed or implied, are meant as, and should be considered, forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks. If any assumptions or opinions prove incorrect, any forward-looking statements made on that basis may also prove materially incorrect. Aircraft Finance assumes no obligation to update any forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements.


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

         Under the terms of the indenture, Aircraft Finance is required to obtain annual appraisals of its aircraft. In February 2000, Aircraft Finance received appraisals of the adjusted base values of the aircraft as of December 31, 1999 from three independent appraisers that are members of the International Society of Transport Aircraft Trading, as required by the indenture. The aggregate of the average of the three appraisals (the current appraised value) of the aircraft at December 31, 1999 was $1,256.1 million. The appraisals at December 31, 1999 did not indicate a decline in value of the aircraft sufficiently in excess of the value decline assumed under the terms of the indenture to require excess cash flows, as defined, to be redirected to the Class A Notes.

         In February 2000, a B737-300 aircraft formerly leased to a Dutch lessee was delivered for lease to a lessee based in the Philippines for a lease term of 57 months. The aircraft with respect to this lessee represents approximately 2.6% of the aggregate appraised value at December 31, 1999.

         In March 2000, Aircraft Finance entered into a restructuring agreement with Canadian Airlines, a lessee of two Airbus A320-200 aircraft. Under the restructuring agreement, Canadian Airlines, a subsidiary of Air Canada, was replaced by Air Canada Capital LTD as the new lessee. Air Canada guarantees these leases. Pursuant to this restructuring, the cash security deposits of $1.5 million held by Aircraft Finance in connection with these aircraft were returned to Canadian Airlines. As of June 30, 2000, all current rent amounts due under these leases had been paid. The two aircraft with respect to this lessee represent approximately 4.5% of the aggregate appraised value of the aircraft at December 31, 1999.

         In April 2000, Aircraft Finance entered into an agreement for one MD-83 aircraft, currently leased to an Italian lessee, to extend the lease from April 2000 to November 2001. The aircraft with respect to this lessee represents approximately 1.9% of the aggregate appraised value at December 31, 1999.

         In June 2000, a B767-300ER aircraft formerly leased to a Swedish lessee was delivered for lease to a Canadian lessee for a lease term of 36 months. The aircraft with respect to this lessee represents approximately 4.7% of the aggregate appraised value at December 31, 1999.

         During the six month period ended June 30, 2000, there were two lessees on non-accrual status. The total amount of rent and maintenance reserve payments outstanding under the leases for the three aircraft from these two lessees amounted to approximately $5.0 million as of June 30, 2000, after the application of certain security deposits. One of these lessees, based in Brazil, owed approximately $1.0 million at June 30, 2000 for outstanding maintenance reserve payments, after the application of a $1.0 million security deposit. The other lessee, based in Turkey, owed approximately $4.0 million at June 30, 2000 for outstanding rent and maintenance reserve payments, after the application of $0.5 million of security deposits and a letter of credit. Aircraft Finance holds additional security deposits and a letter of credit in the aggregate of $0.5 million against the remaining arrearages of this Turkish lessee.

         In May 2000, a B737-300 aircraft formerly leased to Transbrasil was returned early. In July 2000, this aircraft was delivered to VARIG for a lease term of 60 months. The aircraft with respect to this lessee represents approximately 2.7% of the aggregate appraised value at December 31, 1999.

         In April 2000, a B737-400 aircraft formerly leased to a Turkish lessee was returned early and re-delivered to a new lessee (based in Belgium) in April 2000 for a lease term of 36 months. This aircraft represents approximately 2.6% of the aggregate appraised value at December 31, 1999.

         In July, 2000, a second B737-400 aircraft was returned from a Turkish lessee and is currently being re-marketed for lease. This second aircraft also represents approximately 2.6% of the aggregate appraised value at December 31, 1999.

         As a result of the new and extended leases discussed above, in aggregate, monthly lease revenues are approximately $0.3 million or 2.4% lower than anticipated in the Offering Memorandum dated April 21, 1999 ("Assumed Case"). As of June 30, 2000, Aircraft Finance has repaid principal of $53.0 million, as compared to $47.2 million anticipated under the Assumed Case. Aircraft Finance's ability to generate sufficient cash from its aircraft assets to service the outstanding Notes will depend primarily on the rental rates it can achieve on leases, the lessees' ability to perform according to the terms of the leases and the prices it can achieve on any aircraft sales. Aircraft Finance's ability to service the outstanding Notes will also depend on the level of Aircraft Finance's operating expenses, including maintenance obligations that are expected to increase as the aircraft age, and any unforeseen contingent liabilities. The indenture governing the Notes requires that Aircraft Finance maintain a cash reserve balance on deposit in a collections account and permits Aircraft Finance to establish a credit facility, in order to provide a source of liquidity for Aircraft Finance's obligations.

         As previously discussed, Aircraft Finance has entered into agreements with two lessees for the two off-lease aircraft. As a result of these agreements, the concentration of the five largest lessees is 38.8% of the most recent appraised value of the portfolio. One of the concentration limits in the indenture requires the five largest lessees not to exceed 35% of the most recent appraised value of the portfolio. Under the indenture, Aircraft Finance is not permitted to enter into a lease agreement that would exceed certain concentration limits unless it receives rating agency confirmation that the rating agencies will not downgrade, qualify, or withdraw their ratings on the Notes. Aircraft Finance received such rating agency confirmations from the rating agencies during the quarter ended June 30, 2000.

         On August 15, 2000, Wayne Lippman resigned as Equity Trustee of Aircraft Finance effective upon the appointment of Martin Kalb as successor Equity Trustee.

Results of Operations

         Results of operations for the period from April 13, 1999 ("Inception") to June 30, 1999 reflect combined results for the period from the commencement of operations to June 30, 1999. As a result, historical results of operations for the period from Inception to June 30, 1999 is not comparable to the three and six month periods ended June 30, 2000.

         Aircraft Finance reported net income of $3.4 million on total revenues of $39.7 million during the three months ended June 30, 2000, and net income of $4.3 million on total revenues of $76.6 million during the six months ended June 30, 2000, both compared to net income of $3.4 million, on total revenues of $23.9 million for the period from Inception to June 30, 1999. Aircraft Finance's revenues consisted of rental and other income from operating leases and interest income earned on cash balances.

         Rental income from aircraft subject to operating leases was $38.2 million and $73.9 million during the three and six months ended June 30, 2000, respectively, compared to rental income of $23.3 during the period from Inception to June 30, 1999. Despite additional defaults of three leases based in Brazil and Turkey, with the application of $1.3 million of security deposits these leases contributed $0.5 million to rental and other income during the three months ended June 30, 2000. The defaults of these leases negatively impacted rental and other income from operating leases by approximately $1.8 million (net of security deposits applied) during the six months ended June 30, 2000.

         Interest income during the three and six months ended June 30, 2000 was $1.5 million and $2.7 million, respectively, compared to $0.6 million during the period from Inception to June 30, 1999. Interest income consists primarily of interest earned on Aircraft Finance's cash balances, which are invested in short-term highly liquid investments as permitted by the indenture. The amount of interest income earned varies based upon the current interest rates paid on such investments and the level of cash balances held by Aircraft Finance.

         Interest expense, net of interest rate swap proceeds of $1.7 million and $2.7 million, was $19.5 million and $39.0 million during the three and six months ended June 30, 2000, respectively, compared to interest expense of $12.2 million which included $0.8 million of interest rate swap expense during the period from Inception to June 30, 1999. The weighted average interest rate on the Notes during the three and six months ended June 30, 2000 was 6.7% and 6.6%, respectively. Interest expense varies based on the actual interest rates on the floating rate Notes, the interest rate swap costs or proceeds and the outstanding principal balances of the Notes.

         Depreciation expense during the three and six months ended June 30, 2000 was $10.7 million and $21.4 million, respectively, compared to $7.3 million during period from Inception to June 30, 1999.

         Operating expense during the three and six months ended June 30, 2000 was $4.6 million and $8.9 million, respectively, compared to less than $0.1 million during the period from Inception to June 30, 1999. Operating expense consists primarily of aircraft maintenance expense and lease related costs. Most of Aircraft Finance's lease contracts require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make certain payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Reserves are maintained at amounts considered adequate to cover those expected payments for maintenance costs.

         Administrative and other expenses during the three and six months ended June 30, 2000 were $1.5 million and $3.1 million, respectively, compared to $1.0 million for the period from Inception to June 30, 1999. These expenses consist primarily of fees paid to the service providers and other general and administrative costs. The most significant of these fees was the servicer fee, which amounted to $1.1 million and $2.2 million during the three and six months ended June 30, 2000, respectively, compared to $0.9 million during the period from Inception to June 30, 1999. A significant portion of the fees paid to the servicer corresponds to rental payments due and received. These fees are based upon a fixed percentage of rental receipts, and will vary with rental income of Aircraft Finance.

Liquidity

         Aircraft Finance held cash and cash equivalents of $79.0 million, and restricted cash of $17.0 million at June 30, 2000. The liquidity reserve amount, which is included in cash and cash equivalents, was $52.0 million at June 30, 2000. The liquidity reserve amount is required under the terms of the indenture and is intended to serve as a source of liquidity for Aircraft Finance's maintenance obligations and other contingent costs.

Cash Flows from Operating Activities

         Aircraft Finance's cash flows from operating activities depend on many factors including, but not limited to, the performance of lessees and Aircraft Finance's ability to re-lease aircraft, the average interest rates of the Notes, the efficiency of its interest rate hedging policies, the ability of interest rate swap providers to perform under the terms of the interest rate swap agreements and whether Aircraft Finance will be able to refinance certain subclasses of Notes that have not been repaid with lease cash flows.

         Net cash provided by operating activities for the six months ended June 30, 2000 amounted to $27.4 million, primarily reflecting non-cash depreciation expense of $21.4 million, net income of $4.3 million, a decrease in restricted cash of $2.4 million and an increase in security and other deposits of $3.4 million. These were offset by decreases in accounts payable and accrued liabilities of $1.8 million and deferred rental income of $2.3 million.

Cash Flows from Investing and Financing Activities

         Net cash used in investing activities for the six months ended June 30, 2000 amounted to $0.9 million for capitalized aircraft improvements and aircraft delivery costs.

         Net cash used in financing activities for the six months ended June 30, 2000 amounted to $20.2 million due to principal repayment on the Notes. Generally, principal and interest is repaid on certain Notes monthly based upon the cash collected, the anticipated expenses and the cash balances held by Aircraft Finance on the calculation date. As a result, monthly principal payments on the Notes will vary depending on Aircraft Finance's revenues and expenses for the month.

         One of Aircraft Finance's original interest rate swap agreements expired on April 15, 2000; however, Aircraft Finance entered into three new interest rate swap agreements in June, 2000. As a result, Aircraft Finance was a party to seven interest rate swap agreements at June 30, 2000. Four of these agreements were entered into on May 5, 1999 and the other three were entered into on June 29, 2000 but have an effective date of July 15, 2000. The net aggregate amounts due to be paid or received by Aircraft Finance under these agreements is determined monthly and is due on the same day as the payments under the Notes. The net economic effect of these interest rate swaps was to hedge Aircraft Finance's variable interest rate exposure from movements in interest rates over the duration of the lease terms. Please see "Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further information about these interest rate swap agreements.


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

         Aircraft Finance is a party to five classes of Notes. The estimated fair value of these Notes at June 30, 2000 was approximately $1,145 million. The terms of each class of the Notes, including the outstanding principal amount at June 30, 2000, are as follows:

              Outstanding
Class of       Principal                      Expected Final          Final
 Notes          Amount       Interest Rate     Payment Date       Maturity Date
 -----          ------       -------------     ------------       -------------
Class A-1   $  512,500,000   LIBOR + 0.48%      May 15, 2004       May 15, 2024
Class A-2      348,691,457   LIBOR + 0.50%     June 15, 2008       May 15, 2024
Class B        124,793,872   LIBOR + 1.15%      May 15, 2016       May 15, 2024
Class C        106,000,000           8.00%     July 15, 2016       May 15, 2024
Class D         64,000,000          11.00%   August 15, 2016       May 15, 2024
             -------------
            $1,155,985,329

         Aircraft Finance was a party to seven interest rate swap agreements at June 30, 2000. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on 30-day LIBOR.

         The following table presents, as of June 30, 2000, the terms of Aircraft Finance's interest rate swap agreements:

                                 Rate to be
  Fixed          Rate to be       received
 Notional      paid by Aircraft  by Aircraft     Maturity            Estimated
  Amount            Finance        Finance         Date             fair value
  ------            -------        -------         ----             ----------
$  60,000,000        5.50%          LIBOR      January 15, 2002    $  1,377,189
  175,000,000        5.56%          LIBOR      October 15, 2002       5,615,559
  345,000,000        5.65%          LIBOR      January 15, 2004      15,491,381
  230,000,000        5.71%          LIBOR     November 15, 2004      11,893,112
   20,000,000 (i)    7.13%          LIBOR      January 15, 2002               -
   20,000,000 (i)    7.14%          LIBOR      October 15, 2002               -
   15,000,000 (i)    7.17%          LIBOR          May 15, 2005               -

         (i) Entered into in June 2000 Aircraft Finance with an effective date of July 15, 2000.

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

                           Part II. Other Information
                           --------------------------

Item 5.       Other Information

         On August 15, 2000, Wayne Lippman resigned as Equity Trustee of Aircraft Finance effective upon the appointment of Martin Kalb as successor Equity Trustee.

         Martin Kalb -- Mr. Kalb has served as Executive Vice President, Secretary and General Counsel to UniCapital Corporation since May 1998 and Assistant Secretary of UniCapital Air Group, Inc. since December 1998. From October 1997 to May 1998, Mr. Kalb served as a consultant to UniCapital providing services consistent with the duties and responsibilities of Executive Vice President, Secretary and General Counsel of UniCapital. From 1987 until November 1997, he was a senior partner in the Miami, Florida office of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, P.A., where his practice focused upon mergers and acquisitions, income taxation and estate planning.


Item 6.       Exhibits and Reports of Form 8-K

a.      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        27.       Financial Data Schedule (in electronic format only)

b.      Reports on Form 8-K

        During the quarterly period ended June 30, 2000, Aircraft Finance filed reports on Form 8-K dated April 17, 2000, May 15, 2000 and June 15, 2000. Such reports on Form 8-K included copies of the monthly reports to holders of the Notes.

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


                                    AIRCRAFT FINANCE TRUST
                                    by Wilmington Trust Company,
                                    not in its individual capacity but
                                    solely as the Owner Trustee


       August 10, 2000              By:        /S/CHARISSE L. RODGERS
       ---------------                  ----------------------------------------
           Date                     Name:      Charisse L. Rodgers
                                    Title:     Senior Financial Services Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                            TITLE                            DATE
---------                            -----                            ----


/S/DAVID H. TREITEL             Independent Controlling Trustee  August 10, 2000
------------------------------                                   ---------------
David H. Treitel


/S/RICHARD E. CAVANAGH          Independent Controlling Trustee  August 10, 2000
------------------------------                                   ---------------
Richard E. Cavanagh


/S/WAYNE D. LIPPMAN             Equity Trustee and Controlling   August 10, 2000
------------------------------  Trustee                          ---------------
Wayne D. Lippman


/S/CHARISSE L. RODGERS          Owner Trustee                    August 10, 2000
------------------------------                                   ---------------
Wilmington Trust Company, not
in its individual capacity but
solely as the Owner Trustee