Form 10-Q
period 2000-09-30
AIRCRAFT FINANCE TRUST
filed 2000-11-14
CIK 1089449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                    FORM 10-Q

                            -------------------------


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                      This document consists of 24 pages.

                             Aircraft Finance Trust

          FORM 10-Q - For the Quarterly Period Ended September 30, 2000




                                      INDEX



Part I.  Financial Information                                              Page

         Item 1.      Financial Statements

              a)  Consolidated Balance Sheets - September 30, 2000 and
                  December 31, 1999...........................................3

              b)  Consolidated Statements of Income - Three and Nine
                  Months Ended September 30, 2000 and Three Months
                  Ended and the Period from  Inception  (April 13,
                  1999) to September 30, 1999.................................4

              c)  Consolidated Statements of Cash Flows - Nine Months
                  Ended September 30, 2000 and the Period from Inception
                  (April 13, 1999) to September 30, 1999......................5

              d)  Consolidated Statements of Changes in Beneficial
                  Interest Holders' Equity - Period Ended December 31,
                  1999 and Nine Months Ended September 30, 2000...............6

              e)  Notes to Consolidated Financial Statements..................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........10

         Item 3.      Quantitative and Qualitative Disclosures about
                      Market Risk............................................15


Part II. Other Information

         Item 5.      Other Information......................................17

         Item 6.      Exhibits and Reports on Form 8-K.......................17

         Signatures   .......................................................18

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements


                     Aircraft Finance Trust and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

                             (dollars in thousands)

                                                     September 30,  December 31,
                                                          2000          1999
                                                     -------------- ------------
                                     Assets

Cash and cash equivalents                             $   80,077    $   72,682
Restricted cash                                           17,403        19,468
Rents and other receivables                                3,225         4,122
Aircraft, net                                          1,139,067     1,170,564
Other assets                                                 198           138
                                                      ----------    ----------

     Total assets                                     $1,239,970    $1,266,974
                                                      ==========    ==========

              Liabilities and Beneficial Interest Holders' Equity

Accounts payable and accrued liabilities              $    4,065    $    5,819
Deferred rental income                                     5,390         7,031
Security and other deposits                               34,390        30,385
Notes payable:
     Class A-1                                           512,500       512,500
     Class A-2                                           337,929       368,897
     Class B                                             122,803       124,798
     Class C                                             106,000       106,000
     Class D                                              64,000        64,000
                                                      ----------    ----------
     Total notes payable                               1,143,232     1,176,195
                                                      ----------    ----------

     Total liabilities                                 1,187,077     1,219,430
                                                      ----------    ----------

Beneficial interest holders' equity                       52,893        47,544
                                                      ----------    ----------

     Total liabilities and beneficial interest
       holders' equity                                $1,239,970    $1,266,974
                                                      ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                             (dollars in thousands)


                                      Three Months   Three Months    Nine Months      Period from
                                          Ended          Ended          Ended          Inception
                                      September 30,  September 30,  September 30,  (April 13, 1999) to
                                          2000           1999           2000        September 30, 1999
                                      -------------  -------------  -------------   ------------------
Revenues:
   Rental and other income
      from operating leases            $ 35,920        $ 42,839       $109,860           $ 66,148
   Interest income                        1,493           1,009          4,170              1,594
                                       --------        --------       --------           --------

      Total revenues                     37,413          43,848        114,030             67,742
                                       --------        --------       --------           --------

Expenses:
   Interest                              19,649          19,599         58,664             31,847
   Depreciation                          10,671          10,564         32,043             17,823
   Operating                              4,528           8,221         13,449              8,256
   Administration and other               1,475           1,552          4,525              2,523
                                       --------        --------       --------           --------

      Total expenses                     36,323          39,936        108,681             60,449
                                       --------        --------       --------           --------

Net Income                             $  1,090        $  3,912       $  5,349           $  7,293
                                       ========        ========       ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                             (dollars in thousands)

                                                                 Period from
                                             Nine Months          Inception
                                                Ended        (April 13, 1999) to
                                         September 30, 2000   September 30, 1999
                                         ------------------  -------------------

Cash Flows from Operating Activities:
Net income                                 $     5,349           $     7,293
Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Depreciation expense                       32,043                17,823
Changes in assets and liabilities:
     Rents and other receivables                   897                (7,622)
     Restricted cash                             2,065               (19,966)
     Other assets                                  (60)                 (243)
     Accounts payable and accrued
       liabilities                              (1,754)               12,108
     Deferred rental income                     (1,641)                6,903
     Security and other deposits                 4,005                19,966
                                           -----------           -----------

     Net cash provided by operating
       activities                               40,904                36,262
                                           -----------           -----------

Cash Flows from Investing Activities:
Aircraft improvements                             (546)               (1,698)
Purchase of aircraft                              --              (1,196,087)
                                           -----------           -----------

     Net cash used in investing
       activities                                 (546)           (1,197,785)
                                           -----------           -----------

Cash Flows from Financing Activities:
Issuance of beneficial interest                   --                  39,087
Proceeds from notes payable                       --               1,209,000
Repayment of notes payable                     (32,963)              (21,976)
                                           -----------           -----------

     Net cash (used in) provided by
       financing activities                    (32,963)            1,226,111
                                           -----------           -----------

Net Increase in Cash and Cash
  Equivalents                                    7,395                64,588

Cash and Cash Equivalents at
  Beginning of Period                           72,682                  --
                                           -----------           -----------

Cash and Cash Equivalents at
  End of Period                            $    80,077           $    64,588
                                           ===========           ===========


Supplemental Cash Flow Information:
     Cash paid for interest expense        $    58,810           $    28,380
                                           ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
    Consolidated Statements of Changes in Beneficial Interest Holders' Equity
                                   (unaudited)

                             (dollars in thousands)


                                                                      Beneficial
                                                                       Interest
                                                                       --------

Issuance of Beneficial Interest (May 5, 1999)                           $39,087

   Net income                                                             8,457
                                                                        -------

Balance at December 31, 1999                                             47,544

   Net income                                                             5,349
                                                                        -------

Balance at September 30, 2000                                           $52,893
                                                                        =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                               September 30, 2000


Note 1 - Organization

         Aircraft Finance Trust is a special-purpose statutory business trust that was formed on April 13, 1999 under the laws of Delaware. Aircraft Finance Trust and its two subsidiaries (collectively, "Aircraft Finance") were formed to conduct certain limited activities, including buying, owning, leasing and selling commercial jet aircraft and related activities.

         On May 5, 1999, Aircraft Finance completed a securitization transaction in which it received proceeds from a private placement offering of notes, received proceeds from the issuance of beneficial interest certificates and simultaneously paid for the acquisition of 36 commercial jet aircraft.


Note 2 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, these interim statements do not include all of the information and disclosures required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair statement of these interim results have been included. All inter-company accounts and transactions have been eliminated. The results for the interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

         These interim unaudited consolidated financial statements should be read in conjunction with Aircraft Finance's consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

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


Note 3 - Derivative Financial Instruments

Interest Rate Swap Agreements

         One of Aircraft Finance's original interest rate swap agreements expired on April 15, 2000; however, Aircraft Finance entered into three new interest rate swap agreements in June 2000. As a result, Aircraft Finance was a party to seven interest rate swap agreements at September 30, 2000. Four of these agreements were entered into on May 5, 1999 and the other three were effective on July 15, 2000. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counter-party and, in turn, the counter-party will pay Aircraft Finance a rate of interest on the notional amount based on 30-day LIBOR. On September 30, 2000, the aggregate fair value of these interest rate swap agreements was approximately $22.1 million.

         The following table presents, as of September 30, 2000, a summary of the terms of Aircraft Finance's interest rate swap agreements (in thousands):

  Fixed    Rate to be paid       Rate to be
Notional     by Aircraft    received by Aircraft    Maturity          Estimated
 Amount        Finance             Finance            Date           Fair Value
 ------        -------             -------            ----           ----------
$  60,000        5.50%              LIBOR         January 15, 2002   $      861
  175,000        5.56%              LIBOR         October 15, 2002        3,571
  345,000        5.65%              LIBOR         January 15, 2004       10,249
  230,000        5.71%              LIBOR        November 15, 2004        8,045
   20,000        7.13%              LIBOR         January 15, 2002         (117)
   20,000        7.14%              LIBOR         October 15, 2002         (195)
   15,000        7.17%              LIBOR             May 15, 2005         (289)

Note 4 - New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and it requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The accounting for changes in the fair value of such derivatives will vary based on the intended use of the derivative. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. Aircraft Finance will adopt SFAS 133 and SFAS 138 in the year 2001. Aircraft Finance estimates that, at September 30, 2000, the effect on its financial statements of adopting SFAS No. 133, as amended, would have been to increase Beneficial Interest Holders' Equity by approximately $22.1 million. The transition effect as of January 1, 2001, cannot be estimated at this time because it is subject to the following unknown variables as of that date: (1) actual hedged positions, and (2) market values of hedged positions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         On May 5, 1999, Aircraft Finance issued $1,209 million of Asset Backed Notes (the "Initial Notes"). The Initial Notes were issued in five classes; Class A-1, Class A-2, Class B, Class C and Class D. The Initial Notes were issued simultaneously with the execution of an agreement for the sale of the beneficial interest of Aircraft Finance for $39 million and an agreement to acquire 36 commercial jet aircraft for $1,196 million. On January 20, 2000 four classes of the Initial Notes were exchanged for four corresponding classes of new notes (the "Exchange Notes"), as more fully discussed below. The remaining outstanding Initial Notes and the outstanding Exchange Notes are together referred to as (the "Notes").

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


Recent Developments

The Aircraft and Lessees

         In February 2000, a B737-300 aircraft formerly leased to a Dutch lessee was delivered for lease to a lessee based in the Philippines for a lease term of 57 months. The aircraft with respect to this lessee represents approximately 2.6% of the aggregate appraised value of all aircraft owned at December 31, 1999.

         In March 2000, Aircraft Finance entered into a restructuring agreement with Canadian Airlines, a lessee of two Airbus A320-200 aircraft. Under the restructuring agreement, Canadian Airlines, a subsidiary of Air Canada, was replaced by Air Canada Capital LTD as the new lessee. Air Canada guarantees these leases. Pursuant to this restructuring, the cash security deposits of $1.5 million held by Aircraft Finance in connection with these aircraft were returned to Canadian Airlines. As of September 30, 2000, all current rent amounts due under these leases had been paid. The two aircraft with respect to this lessee represent approximately 4.5% of the aggregate appraised value at December 31, 1999.

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

         In July 2000, a second B737-400 aircraft was returned from a Turkish lessee. Aircraft Finance has entered into a letter of intent to lease this aircraft to an Indonesian lessee for a term of 60 months with an anticipated delivery date in November 2000. This aircraft represents approximately 2.6% of the aggregate appraised value at December 31, 1999.

         In September 2000, an A320-200 aircraft formerly leased by a lessee based in the United States was returned early. In October 2000, this aircraft was delivered to a lessee based in Mexico for a lease term of 60 months. This aircraft represents approximately 2.4% of the aggregate appraised value at December 31, 1999.

Other Developments

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

         As previously discussed, Aircraft Finance has entered into agreements with two lessees for the two aircraft formerly leased to Turkish and Brazilian lessees. As a result of these agreements, the concentration of the five largest lessees is 38.8% of the most recent appraised value of the portfolio. One of the concentration limits in the indenture requires the five largest lessees not to exceed 35% of the most recent appraised value of the portfolio. Under the indenture, Aircraft Finance is not permitted to enter into a lease agreement that would exceed certain concentration limits unless it receives rating agency confirmation that the rating agencies will not downgrade, qualify, or withdraw their ratings on the Notes. Aircraft Finance received such rating agency confirmations from the rating agencies during June 2000.

         On June 21, 2000, Wayne Lippman tendered his resignation as Equity Trustee of Aircraft Finance effective upon the appointment of a replacement. At September 30, 2000 a replacement had not been appointed.

         During the nine month period ended September 30, 2000, there were three lessees on non-accrual status. All aircraft with respect to these lessees have been returned early, as discussed above. The total amount of rent and maintenance reserve payments outstanding under the leases for the four aircraft from these three lessees amounted to approximately $5.8 million as of September 30, 2000. One of these lessees, based in Brazil, owed approximately $1.0 million at September 30, 2000 for outstanding maintenance reserve payments, after the application of a $1.0 million cash security deposit. The second lessee based in the United States owed approximately $1.2 million at September 30, 2000 for outstanding maintenance reserve payments after the application of $0.8 million of cash security deposits and a letter of credit. The third lessee, based in Turkey, owed approximately $3.6 million at September 30, 2000 for outstanding rent and maintenance reserve payments after the application of $1.1 million of cash security deposits and letters of credit.

         As of September 30, 2000, Aircraft Finance has repaid principal on the Notes of $65.8 million, as compared to $58.7 million anticipated in the Offering Memorandum dated April 21, 1999. For a more detailed analysis of Aircraft Finance's performance compared to the assumptions in the Offering Memorandum, see Exhibit 99.1. Aircraft Finance's ability to generate sufficient cash from its aircraft assets to service the outstanding Notes will depend primarily on the rental rates it can achieve on leases, the lessees' ability to perform according to the terms of the leases and the prices it can achieve on any aircraft sales. Aircraft Finance's ability to service the outstanding Notes will also depend on the level of Aircraft Finance's operating expenses, including maintenance obligations that are expected to increase as the aircraft age, and any unforeseen contingent liabilities. The indenture governing the Notes requires that Aircraft Finance maintain a cash reserve balance on deposit in a collections account and permits Aircraft Finance to establish a credit facility, in order to provide a source of liquidity for Aircraft Finance's obligations.

Results of Operations

         Results of operations for the period from April 13, 1999 ("Inception") to September 30, 1999 reflect results for the period from the commencement of operations to September 30, 1999. As a result, historical results of operations for the period from Inception to September 30, 1999 are not comparable to the nine months ended September 30, 2000.

         Aircraft Finance reported net income of $1.1 million on total revenues of $37.4 million during the three months ended September 30, 2000, compared to net income of $3.9 million, on total revenues of $43.8 million for the three months ended September 30, 1999. Aircraft Finance reported net income of $5.3 million on total revenues of $114.0 million during the nine months ended September 30, 2000, compared to net income of $7.3 million, on total revenues of $67.7 million for the period from Inception to September 30, 1999. Aircraft Finance's revenues consisted of rental and other income from operating leases and interest income earned on cash balances.

         Rental and other income from aircraft subject to operating leases was $35.9 million and $109.9 million during the three and nine months ended September 30, 2000, respectively, compared to rental and other income of $42.8 million and $66.1 million during the three months ended September 30, 1999 and the period from Inception to September 30, 1999, respectively. Rental and other income from operating leases was negatively impacted for the three and nine months ended September 30, 2000, primarily due to three lessees being put on non-accrual status, off-lease time for six aircraft and lower rentals on re-marketed aircraft. See "Recent Developments" for further details.

         Interest income during the three and nine months ended September 30, 2000 was $1.5 million and $4.2 million, respectively, compared to $1.0 million and $1.6 million during the three months ended September 30, 1999 and the period from Inception to September 30, 1999, respectively. Interest income consists primarily of interest earned on Aircraft Finance's cash balances, which are invested in short-term highly liquid investments as permitted by the indenture. The amount of interest income earned varies based upon the current interest rates paid on such investments and the level of cash balances held by Aircraft Finance.

         Interest expense, net of interest rate swap proceeds of $2.3 million and $4.9 million, was $19.6 million and $58.7 million during the three and nine months ended September 30, 2000, respectively. Interest expense for the three months ended September 30, 1999 was $19.6 million, which included $0.6 million of interest rate swap expense, and for the period from Inception to September 30, 1999 was $31.8 million, which included $1.4 million of interest rate swap expense. The weighted average interest rate on the Notes during the three and nine months ended September 30, 2000 was 6.7%. Interest expense varies based on the actual interest rates on the floating rate Notes, the interest rate swap costs or proceeds and the outstanding principal balances of the Notes.

         Depreciation expense during the three and nine months ended September 30, 2000 was $10.7 million and $32.0 million, respectively, compared to $10.6 million for the three months ended September 30, 1999 and $17.8 million during period from Inception to September 30, 1999.

         Operating expense during the three and nine months ended September 30, 2000 was $4.5 million and $13.4 million, respectively, compared to $8.2 million for the three months ended September 30, 1999, and $8.3 million during the period from Inception to September 30, 1999. Operating expense consists primarily of aircraft maintenance expense and lease related costs. Most of Aircraft Finance's lease contracts require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make certain payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Reserves are maintained at amounts considered adequate to cover those expected payments for maintenance costs.

         Administration and other expenses during the three and nine months ended September 30, 2000 were $1.5 million and $4.5 million, respectively, compared to $1.6 million for the three months ended September 30, 1999 and $2.5 million for the period from Inception to September 30, 1999. These expenses consist primarily of fees paid to the service providers and other general and administrative costs. The most significant of these fees was the servicer fee, which amounted to $1.1 million and $3.3 million during the three and nine months ended September 30, 2000, respectively, compared to $1.1 million for the three months ended September 30, 1999 and $2.0 million during the period from Inception to September 30, 1999. A significant portion of the fees paid to the servicer corresponds to rental payments due and received. These fees are based upon a fixed percentage of rental receipts, and will vary with rental income of Aircraft Finance.

Liquidity

         Aircraft Finance held cash and cash equivalents of $80.1 million, and restricted cash of $17.4 million at September 30, 2000. The liquidity reserve amount, which is included in cash and cash equivalents, was $52.0 million at September 30, 2000. The liquidity reserve amount is required under the terms of the indenture and is intended to serve as a source of liquidity for Aircraft Finance's maintenance obligations and other contingent costs.

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

         Net cash provided by operating activities for the nine months ended September 30, 2000 amounted to $40.9 million, primarily reflecting non-cash depreciation expense of $32.0 million, net income of $5.3 million, a decrease in restricted cash of $2.1 million an increase in security and other deposits of $4.0 million and a decrease in rents and other receivables of $0.9 million. These were offset by decreases in accounts payable and accrued liabilities of $1.8 million and a decrease in deferred rental income of $1.6 million.

Cash Flows from Investing and Financing Activities

         Net  cash  used in  investing  activities  for the  nine  months  ended
September   30,  2000  amounted  to  $0.5  million  for   capitalized   aircraft
improvements and aircraft delivery costs.

         Net cash used in financing activities for the nine months ended September 30, 2000 amounted to $33.0 million due to principal repayment on the Notes. Generally, principal and interest is repaid on certain Notes monthly based upon the cash collected, the anticipated expenses and the cash balances held by Aircraft Finance on the calculation date. As a result, monthly principal payments on the Notes will vary depending on Aircraft Finance's revenues and expenses for the month.

         One of Aircraft Finance's original interest rate swap agreements expired on April 15, 2000; however, Aircraft Finance entered into three new interest rate swap agreements in June, 2000. As a result, Aircraft Finance was a party to seven interest rate swap agreements at September 30, 2000. Four of these agreements were entered into on May 5, 1999 and the other three were entered into on June 29, 2000 but had an effective date of July 15, 2000. The net aggregate amounts due to be paid or received by Aircraft Finance under these agreements is determined monthly and is due on the same day as the payments under the Notes. The net economic effect of these interest rate swaps was to hedge Aircraft Finance's variable interest rate exposure from movements in interest rates over the duration of the lease terms. Please see "Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further information about these interest rate swap agreements.


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

         Aircraft Finance is a party to five classes of Notes. The estimated fair value of these Notes at September 30, 2000 was approximately $1,134 million. The terms of each class of the Notes, including the outstanding principal amount at September 30, 2000, are as follows (in thousands):

                Outstanding
    Class of     Principal                    Expected Final       Final
     Notes        Amount    Interest Rate      Payment Date    Maturity Date
     -----        ------    -------------      ------------    -------------
   Class A-1   $   512,500   LIBOR + 0.48%     May 15, 2004    May 15, 2024
   Class A-2       337,929   LIBOR + 0.50%    June 15, 2008    May 15, 2024
   Class B         122,803   LIBOR + 1.15%     May 15, 2016    May 15, 2024
   Class C         106,000           8.00%    July 15, 2016    May 15, 2024
   Class D          64,000          11.00%  August 15, 2016    May 15, 2024
               -----------
               $ 1,143,232

         Aircraft Finance was a party to seven interest rate swap agreements at September 30, 2000. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on 30-day LIBOR.

         The following table presents, as of September 30, 2000, the terms of Aircraft Finance's interest rate swap agreements (in thousands):

   Fixed      Rate to be         Rate to be
 Notional  paid by Aircraft received by Aircraft    Maturity          Estimated
  Amount        Finance            Finance            Date           Fair Value
  ------        -------            -------            ----           ----------
$  60,000        5.50%              LIBOR         January 15, 2002  $      861
  175,000        5.56%              LIBOR         October 15, 2002       3,571
  345,000        5.65%              LIBOR         January 15, 2004      10,249
  230,000        5.71%              LIBOR        November 15, 2004       8,045
   20,000        7.13%              LIBOR         January 15, 2002        (117)
   20,000        7.14%              LIBOR         October 15, 2002        (195)
   15,000        7.17%              LIBOR             May 15, 2005        (289)

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

                           Part II. Other Information
                           --------------------------

Item 5.  Other Information

         On June 21, 2000, Wayne Lippman tendered his resignation as Equity Trustee of Aircraft Finance effective upon the appointment of a successor Equity Trustee. At September 30, 2000 a replacement had not been appointed.

Item 6.  Exhibits and Reports of Form 8-K

a.       Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         27.    Financial Data Schedule (in electronic format only)
         99.1 Other information - Analysis of actual cash flows versus assumed case

b.      Reports on Form 8-K

        During the quarterly period ended September 30, 2000, Aircraft Finance filed reports on Form 8-K dated July 17, 2000, August 15, 2000 and September 15, 2000. Such reports on Form 8-K included copies of the monthly reports to holders of the Notes.

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


       November 10, 2000            By:        /S/CHARISSE L. RODGERS
       ---------------                  ----------------------------------------
           Date                     Name:      Charisse L. Rodgers
                                    Title:     Assistant Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                          TITLE                            DATE
---------                          -----                            ----


/S/DAVID H. TREITEL           Independent Controlling Trustee  November 10, 2000
----------------------------                                   ---------------
David H. Treitel


/S/RICHARD E. CAVANAGH        Independent Controlling Trustee  November 10, 2000
----------------------------                                   ---------------
Richard E. Cavanagh


/S/CHARISSE L. RODGERS        Owner Trustee                    November 10, 2000
----------------------------                                   ---------------
Wilmington Trust Company,
not in its individual
capacity but solely as the
Owner Trustee