Form 10-K405
period 2000-12-31
AIRCRAFT FINANCE TRUST
filed 2001-03-30
CIK 1089449

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

            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

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

    1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890
                                 (302) 651-1000
          (Address and telephone number of principal executive offices)

         --------------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

                       This document consists of 99 pages.

                             Aircraft Finance Trust

                          2000 Form 10-K Annual Report

                                Table of Contents


                                                                            Page
                                                                            ----
PART I
Item 1.       Business.........................................................3
Item 2.       Properties......................................................22
Item 3.       Legal Proceedings...............................................22
Item 4.       Submission of Matters to a Vote of Security Holders.............22

PART II
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.............................................23
Item 6.       Selected Financial Data.........................................24
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................24
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk......30
Item 8.       Financial Statements and Supplementary Data.....................33
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................48

PART III
Item 10.      Directors and Executive Officers of the Registrant..............48
Item 11.      Executive Compensation..........................................55
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management......................................................56
Item 13.      Certain Relationships and Related Transactions..................56

PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K........................................................58

                                     PART I

Item 1.       Business

Introduction

     Aircraft Finance Trust was formed on April 13, 1999 as a Delaware business trust and is a special purpose company. The authorized business of Aircraft
Finance Trust and its present and future subsidiaries is limited to buying, owning, leasing and selling commercial jet aircraft and related activities. Aircraft Finance Trust currently has three subsidiaries: AFT Trust-Sub I, which is a Delaware business trust, Aircraft Finance Trust Ireland Limited, which is an Irish corporation, and Aircraft Finance France S.A.R.L., which is a French Corporation (collectively "Aircraft Finance"). All of Aircraft Finance's aircraft are owned by AFT Trust-Sub I. Three of these aircraft are leased by AFT Trust-Sub I to Aircraft Finance Trust Ireland Limited and one is leased to Aircraft Finance France S.A.R.L. for sublease to the ultimate user. Aircraft Finance's principal executive offices are located at 1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890. Its telephone number is (302) 651-1000.

     The beneficial interests in Aircraft Finance were originally purchased by UniCapital AFT-I, Inc. (51%) and UniCapital AFT-II, Inc. (49%), each of which were wholly-owned subsidiaries of UniCapital Air Group Inc., a wholly-owned subsidiary of UniCapital Corporation (UniCapital). During 1999, UniCapital AFT-I, Inc. sold 49.9% of its beneficial interest in Aircraft Finance to third party financial services companies. UniCapital Air Group, Inc. entered into an agreement during 1999 to sell its interest in UniCapital AFT-I, Inc. to one of the financial services companies. At December 31, 2000, these financial services companies own 51% of Aircraft Finance, and UniCapital Air Group, Inc. owns 49% through its subsidiaries. On December 11, 2000, UniCapital Corporation announced that it had filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

     On May 5, 1999, Aircraft Finance issued $1,209 million of asset-backed notes (the "Initial Notes"). As of that date, the Initial Notes consisted of $512.5 million of Class A-1 Notes, $400 million of Class A-2 Notes, $126.5 million of Class B Notes, $106 million of Class C Notes and $64 million of Class D Notes. On January 20, 2000, Aircraft Finance completed an exchange offer whereby Aircraft Finance issued four classes of new notes, also designated Class A-1, Class A-2, Class B and Class C (the "Exchange Notes"), in exchange for the four corresponding classes of the Initial Notes. The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The Class D Notes were not exchanged and remain unregistered. $3 million of the Class A-2 Initial Notes were not tendered in the exchange offer and remain outstanding. The remaining outstanding Initial Notes and the outstanding Exchange Notes are together referred to as the Notes.

     Also on May 5, 1999, Aircraft Finance and its subsidiaries agreed with General Electric Capital Corporation to purchase 36 commercial jet aircraft from General Electric Capital Corporation and some of its affiliates under a master aircraft purchase agreement. Aircraft Finance paid the purchase price of approximately $1,196 million in full for these initial aircraft with the proceeds from the sale of the Initial Notes and from the sale of its beneficial interest. Remaining proceeds were used to fund cash reserves of $52 million. At December 31, 2000, all of the initial aircraft were on lease to 22 lessees based in 14 countries. For a detailed discussion of the value of the aircraft, see "The Aircraft Portfolio".

     The trust agreement governing Aircraft Finance provides for four trustees. One of the four trustees of Aircraft Finance is Wilmington Trust Company, which is acting as the statutory trustee and the owner trustee. The remaining three trustees are the "controlling trustees" and have the authority to manage the property and affairs of Aircraft Finance under the trust agreement. All of the controlling trustees are independent from General Electric Capital Corporation. One of the controlling trustees, called the "equity trustee", has been appointed by the holders of Aircraft Finance's beneficial interest, while the two other controlling trustees, called the "independent controlling trustees", are independent of those holders. The holders of the beneficial interest of Aircraft Finance may remove and replace the equity trustee. Each independent controlling trustee may designate a replacement for the other controlling trustee if such other controlling trustee resigns or his office is deemed vacant.

     The trust agreement requires that any decision relating to insolvency proceedings, mergers or other reorganizations of Aircraft Finance must be approved by a unanimous vote of the controlling trustees. Any sale of aircraft, decisions requiring Aircraft Finance's approval under the servicing agreement for the aircraft or under the agreement with the administrative agent, and the reduction of any required level of reserves must be approved by the equity trustee and at least one of the independent controlling trustees. In order for the controlling trustees to approve an aircraft sale on other than pre-approved terms, they must confirm to the indenture trustee, prior to the sale, that the sale will not materially and adversely affect the holders of the Notes. The acquisition of additional aircraft by Aircraft Finance and the terms of any related financing need only be approved by the equity trustee, subject to the terms of the trust agreement and the indenture, including confirmation by the rating agencies that the transaction will not adversely affect the rating on the Notes.

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

     Because the Notes do not provide for fixed principal payments, the ultimate repayment of the Notes, the amount of individual payments over time and the speed of repayment are fully a function of Aircraft Finance's ability to collect revenues from the portfolio of the 36 aircraft and, if acquired, additional aircraft. Set forth below in the Risk Factors section are a variety of factors that, in addition to general economic conditions, could influence materially the collection of revenues -- principally lease rents and sale proceeds -- available for debt repayment.

     References in this Form 10-K to the appraised value of aircraft at December 31, 2000 means the average of three appraisals of the aircraft as of December 31, 2000. For further discussion of the appraisals, see "The Aircraft Portfolio
- Appraisal of Aircraft".


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

         It should be noted that this Annual Report on Form 10-K (Form 10-K) contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These statements relate to Aircraft Finance's future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "expect," "may," "anticipate," "intend" and "plan". Aircraft Finance assumes no obligation to update any forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements. Aircraft Finance's actual results may differ materially from those discussed in the forward-looking statements contained in this Form 10-K based on risks, including those discussed below.

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

     Inadequate performance and/or resignations by service providers may materially and adversely affect revenues and costs. In the absence of an ownership stake, third party service providers may have no incentive to perform beyond the strict requirements of their contract. Aircraft Finance is especially dependent on service providers because neither Aircraft Finance nor its subsidiaries have any employees or executive managers of its own.

     Aircraft Finance relies on contracts with GE Capital Aviation Services, Limited, an affiliate of General Electric Capital Corporation, as the servicer, Phoenix American Financial Services, Inc., as successor to Resource/Phoenix
Incorporated, as the administrative agent, Bankers Trust Company as the financial advisor and security trustee, Lehman Brothers Inc. as the capital markets advisor and other service providers for all asset servicing, executive and administrative functions.

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

     (1) The exercise of purchase options by lessees. The exercise of a lessee purchase option may result in sale proceeds lower than target sale prices of the aircraft if payments on the Notes have not been made as assumed. Two lessees with respect to three of the aircraft, representing 11.8% of the aggregate appraised value at December 31, 2000, have unexpired options to purchase aircraft.

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

Aircraft Finance will not receive enough revenues from its current aircraft leases to repay the Notes in full and therefore it will have to re-lease or sell the aircraft in order to repay the Notes in full.

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

     The ability of each aircraft lessee to perform its lease obligations will depend not only on the managerial skills of its employees but also on general economic conditions in the country or region in which it operates as well as competition, fare levels, passenger demand, and operating costs, including, but not limited to, the cost of fuel. Some of Aircraft Finance's existing lessees are in a weak financial position, and this is likely to be the case with future aircraft lessees as well. As the aircraft approach the end of their realizable useful life, it is increasingly likely that the aircraft will be leased to less creditworthy lessees. In a portfolio the size of Aircraft Finance's, it should be expected that some aircraft lessees may at some point be slow in paying or may fail to pay in full. In most instances, late payments are recovered, together with default interest or other similar payments required by the leases. In other instances, a restructuring of the lease is required, involving anything from a simple rescheduling of payments to the termination of a lease.

     A delayed or missed rental payment from a lessee decreases Aircraft Finance's revenues, adversely affecting the timely or full repayment of the Notes. A certain level of delinquency has been assumed for purposes of calculating the estimated final payment date for the Notes. Aircraft Finance cannot assure, however, that default levels will not increase over time, particularly if the current favorable economic conditions do not continue.

Increased fuel prices could have a negative financial impact on Aircraft Finance's current lessees and could adversely affect its ability to re-lease the aircraft.

     Oil prices have increased in recent years, and many airlines have reported reduced levels of profitability due to higher fuel prices. To the extent that fuel prices remain at their current levels or increase further, this could cause lessees to experience financial difficulties which could cause them to delay or miss their rental payments. High fuel prices could also adversely affect Aircraft Finance's ability to re-lease or sell aircraft on advantageous terms.

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

     Many, if not most, of these entities have greater resources, greater financial flexibility and longer operating histories than Aircraft Finance.

Operational restrictions may harm Aircraft Finance's ability to compete.

     The indenture governing the Notes and other governing documents impose restrictions on how Aircraft Finance operates its business. These restrictions may limit the ability to compete effectively in the aircraft leasing market under certain circumstances. For example, there are concentration limits contained in the indenture that restrict Aircraft Finance's ability to lease a certain percentage of aircraft to any individual lessee, to lessees in particular countries, or to lessees in particular geographical regions. Most of Aircraft Finance's competitors do not operate under such restrictions.

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

     European concentration. As of December 31, 2000, lessees based in Europe account for aircraft having 50.12% of the aggregate appraised value at December 31, 2000, with all 50.12% based in "developed" European markets as opposed to "emerging" European markets. The financial prospects for European lessees can be expected to depend largely on the level of economic activity in Europe generally and in the specific countries in which these lessees operate. A recession or other worsening of economic conditions in one or more of these countries, particularly if combined with high fuel prices and/or a weak euro, may have a material adverse effect on the ability of European lessees to meet their financial and other obligations under the leases. In addition, commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the continuing deregulation of the airline industry by the EU. There can be no assurance that competitive pressures resulting from such deregulation will not have a material adverse impact on the operations of our European lessees.

     Asia Pacific region concentration. As of December 31, 2000, lessees based in the Asia Pacific region, including China and India, account for aircraft having 14.51% of the aggregate appraised value at December 31, 2000. The commercial aircraft industry in Asia was adversely affected by the severe economic and financial difficulties experienced in the region during 1998 and 1999. Since 1999, there has been some stabilization and recovery in the economies of this region. If the recessionary conditions that prevailed in large parts of the region were to recur, they would have an adverse impact on global aircraft demand.

     Latin American concentration. As of December 31, 2000, lessees based in Latin America account for aircraft having 10.64% of the aggregate appraised value at December 31, 2000. The prospects for lessee operations in Latin American countries depend in part on the general level of political stability and economic activity and policies in those countries. Future developments in the political systems or economies of these countries or the implementation of future government policies may materially affect lessee operations in those countries.

     During 1999, Brazil experienced significant downturns in its economy and financial markets, including large decreases in financial asset prices and dramatic decreases in the value of its currency. While there has been some stabilization in the Brazilian economy within the last twelve months, any future general deterioration in the Brazilian economy could lead to a material decrease in Aircraft Finance's leasing revenues and an increase in default related costs.

     North American concentration. As of December 31, 2000, lessees based in North America account for aircraft having 24.75% of the aggregate appraised value at December 31, 2000. The commercial aircraft industry in North America is highly sensitive to general economic conditions. Since air travel is largely discretionary, the industry has suffered severe financial difficulties during economic downturns. Over the past several years, nearly half of the major North American passenger airlines have entered into plans of reorganization or sought protection through bankruptcy, insolvency or other similar proceedings and several major U.S. airlines have ceased operations.

     On January 10, 2001, Trans World Airlines, Inc. ("TWA"), one of Aircraft Finance's lessees, filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). TWA leases one aircraft from Aircraft Finance, which represents 4.9% of the aircraft by aggregate appraised value as of December 31, 2000. On March 23, 2001, TWA paid rents due as of March 22, 2001. There can be no assurances that TWA will continue to make the rental and other payments required under the leases with Aircraft Finance. TWA's failure to make such payments would have an adverse impact on Aircraft Finance's revenues and cash flows. By order of Judge Peter J. Walsh dated March 12, 2001, the Bankruptcy Court authorized American Airlines, Inc.'s ("American") bid, submitted on February 28, 2001, to sell substantially all of TWA's assets to American. As of March 30, 2001, Aircraft Finance is in negotiations with American with respect to the TWA lease. However, there are no assurances that such negotiations will not reduce lease payments, or that the related aircraft will not be returned to Aircraft Finance.

Maintenance costs may at times be paid by Aircraft Finance.

     Any failure of an aircraft to be maintained or modified properly in accordance with manufacturer's requirements or airworthiness directives and other governmental requirements, including those relating to noise and emissions standards, can impair the safety of the aircraft, result in grounding or penalties and affect the ability to re-lease or to sell the aircraft. The costs of maintenance can be substantial and may have a higher payment priority than that of the Notes. In many cases, the lessee is required to provide for maintenance or modifications. Lessees could, however, fail to pay those costs, and the burden would fall on Aircraft Finance. In addition, Aircraft Finance as the lessor is, in some instances, required to bear a portion of the maintenance costs, and the pressure of competition may require it to bear an increasing portion of those costs in the future. Although Aircraft Finance established a cash reserve which is $52 million as of December 31, 2000, any significant variations in the costs required to be paid directly by Aircraft Finance may materially impair the ability of Aircraft Finance to make payments on the Notes.

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

     The number and types of the aircraft that Aircraft Finance must place with lessees through December 31, 2005 is presented in the table below. That table shows the years in which the leases for those aircraft are contractually scheduled to expire or have terminated. The table illustrates that the leases for 33 of the aircraft, representing approximately 89.6% of the aggregate appraised value at December 31, 2000, are scheduled to expire or permit early termination on or before December 31, 2005. The table assumes that, except as indicated, no lease terminates prematurely, no aircraft are sold and no additional aircraft are purchased. More aircraft will need to be re-leased to the extent leases terminate prematurely.

                                           Year Ending December 31,
                                           ------------------------
Aircraft Type                   2001      2002      2003       2004      2005
-------------                   ----      ----      ----       ----      ----
B737-300...................       1(a)      2          -         4         4
B737-400...................       -         2          1         -         2
B767-300ER.................       -         -          -         -         -
B767-300ER.................       -         -          1         1         1
A310-300...................       -         -          1         -         -
A320-200...................       -         -          2         4         1
DC-10-30...................       -         2          -         -         -
MD-83......................       1         1(b)       1         1         -
                                -----     ------    -----      ---       ---
Total......................       2         7          6        10         8

(a)  Lessee returned the aircraft in January 2001 and paid a termination fee.
(b)  An early termination option is assumed to be exercised.

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

     (3) manufacturer production levels, particularly increased production of new aircraft, as announced by Boeing and Airbus, which makes older, used models less attractive, especially in Asia where an oversupply is already perceived to exist;

     (4) the cessation or announced cessation of production of particular aircraft models, such as, after the merger of Boeing and McDonnell
          Douglas, the MD-80, of which there are four in Aircraft Finance's initial portfolio, representing approximately 7.0% of the aggregate appraised value at December 31, 2000 of the portfolio;

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

     The concentration of the types of aircraft held by Aircraft Finance may amplify some of the factors noted above. The aircraft owned by Aircraft Finance include eight aircraft types, three of which represent together 70.2% of the aggregate appraised value at December 31, 2000, with Boeing 737-300s constituting 27.9%, Boeing 767-300ERs constituting 23.9% and Airbus A320-200s constituting 18.4% of that aggregate appraised value. Also, narrowbody aircraft constitute 65.5% of the aggregate appraised value at December 31, 2000.


The Aircraft Portfolio

     The following tables set forth details of the aircraft owned by Aircraft Finance as of December 31, 2000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" for further information about events that have occurred subsequent to December 31, 2000.

     The following table identifies the 36 aircraft by type of aircraft.
                                                             % of Aircraft by
                    Type of      Number of                 Appraised Value as of
Manufacturer       Aircraft      Aircraft     Body Type     December 31, 2000
------------       --------      --------     ---------     -----------------
Boeing             B737-300         11       Narrowbody              27.9%
                   B737-400          5       Narrowbody              12.2%
                   B767-200ER        2       Widebody                 5.4%
                   B767-300ER        4       Widebody                23.9%

Airbus             A310-300          1       Widebody                 2.5%
                   A320-200          7       Narrowbody              18.4%
McDonnell Douglas  DC-10-30          2       Widebody                 2.7%
                   MD-83             4       Narrowbody               7.0%
                                   ---                          ----------
Total                               36                              100.0%

     All of the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume I, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage 3 noise levels set out in
Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations.

     The following table identifies the countries in which the lessees of the 36 aircraft are based, calculated as of December 31, 2000.
                                                            % of Aircraft by
                                             Number of    Appraised Value as of
Country                                      Aircraft       December 31, 2000
-------                                      --------       -----------------
U.K.........................................     7                  21.9%
U.S.........................................     5                  12.9%
Italy.......................................     2                   9.1%
Belgium.....................................     1                   2.6%
Brazil......................................     3                   8.0%
Canada......................................     4                  11.9%
China.......................................     2                   5.1%
France......................................     2                   6.4%
Indonesia...................................     1                   2.6%
India.......................................     2                   4.3%
Philippines.................................     1                   2.5%
Spain.......................................     3                   5.0%
Ireland.....................................     2                   5.1%
Mexico........................................   1                   2.6%
                                               ---              ---------
Total.......................................    36                 100.0%

     The following table identifies the regions in which the 36 aircraft are based, calculated as of December 31, 2000.

                                                            % of Aircraft by
                                             Number of    Appraised Value as of
Region                                       Aircraft       December 31, 2000
------                                       --------       -----------------
Developed Markets
     Europe................................      17                 50.1%
     North America.........................       9                 24.8%
Emerging Markets
     Asia..................................       6                 14.5%
     Latin America.........................       4                 10.6%
                                               ----               -------
Total......................................      36                100.0%

     The following table identifies the current lessees of the 36 aircraft, calculated as of December 31, 2000.

                                                            % of Aircraft by
                                             Number of    Appraised Value as of
Lessee                                       Aircraft       December 31, 2000
------                                       --------       -----------------
Air 2000 Limited...........................       1                   7.1%
Airtours International Airways Limited.....       2                   4.7%
America West Airlines, Inc.................       1                   2.7%
Linee Aeree Italiane S.p.A.................       1                   7.1%
British Airways............................       1                   2.6%
British Midland Airways PLC................       3                   7.5%
Canadian Airlines International Ltd........       3                   9.3%
China Eastern Airlines Corporation Limited.       2                   5.1%
City Bird..................................       1                   2.7%
Continental Airlines, Inc..................       2                   2.7%
Eurofly S.p.A..............................       1                   1.9%
Frontier Airlines, Inc.....................       1                   2.6%
Garuda Indonesian Airlines, pt.............       1                   2.6%
Jet Airways (India) Limited................       2                   4.3%
Philippine Airlines........................       1                   2.5%
Royal Aviation, Inc........................       1                   2.6%
Spanair S.A................................       3                   5.0%
Societe de Transport Aerien Regional.......       2                   6.4%
VARIG......................................       3                   8.0%
TWA........................................       1                   4.9%
Virgin Express S.A. N.V....................       2                   5.1%
Mexicana...................................       1                   2.6%
                                                ---              ---------
Total......................................      36                 100.0%

Total Number of Lessees: 22

     The following table lists the 36 aircraft by seat category.

                                                             % of Aircraft by
                                                Number of  Appraised Value as of
Seat Category        Aircraft Types             Aircraft     December 31, 2000
-------------        --------------             --------     -----------------
121-170              B737-300, B737-400, MD-83     20                47.1%
135-180                               A320-200      7                18.4%
171-240       A310-300, B767-200ER, B767-300ER      7                31.8%
240+                                  DC-10-30      2                 2.7%
                                                  ---            ---------
Total                                              36               100.0%

     The  following   table   identifies   the  aircraft  by  year  of  aircraft
manufacture. The weighted average age of the 36 aircraft as of December 31, 2000 is approximately 6.4 years.

                                                             % of Aircraft by
                                              Number of    Appraised Value as of
Year of Manufacture                           Aircraft       December 31, 2000
-------------------                           --------       -----------------
1980.......................................       1                   1.2%
1982.......................................       1                   1.4%
1986.......................................       1                   1.5%
1987.......................................       2                   5.4%
1988.......................................       1                   2.5%
1989.......................................       1                   1.7%
1991.......................................       6                  15.9%
1992.......................................       4                  11.2%
1993.......................................       1                   2.6%
1996.......................................       5                  12.9%
1997.......................................      10                  26.8%
1998.......................................       1                   2.7%
1999.......................................       2                  14.2%
                                               ----              ---------
Total......................................      36                 100.0%


     Further particulars of the 36 aircraft, calculated as of December 31, 2000, are contained in the table below:

                                                                                                 Date        Appraised
                                                                                                  of         Value as of
             Country in which                          Aircraft          Engine       Serial     Manu-      December 31,
Region       Aircraft is based     Lessee               Type             Type         Number    facture         2000
------       -----------------     ------               ----             ----         ------    -------         ----
Europe (Developed)                                                                                              ($000)
             Belgium             City Bird             B737-400         CFM56-3C1      28491     11/96      $   31,153
             France              STAR Airlines         A320-200         CFM56-5B4        737      9/97          38,180
             France              STAR Airlines         A320-200         CFM56-5B4        749      9/97          37,553
             Ireland             Virgin Express        B737-300         CFM56-3C1      28333      8/96          28,523
             Ireland             Virgin Express        B737-400         CFM56-3C1      28489     11/96          31,237
             Italy               Alitalia              B767-300ER       CF6-80C2B7F    30008      3/99          83,763
             Italy               Eurofly S.p.A.        MD-83            JT8D-219       53199      3/92          22,940
             Spain               Spanair S.A.          MD-83            JT8D-219       49398     11/86          17,390
             Spain               Spanair S.A.          MD-83            JT8D-219       49791      9/89          20,443
             Spain               Spanair S.A.          MD-83            JT8D-219       53198      4/91          21,387
             United Kingdom      Air 2000              B767-300ER       CF6-80C2B7F    29617      3/99          83,807
             United Kingdom      Airtours              A320-200         CFM56-5A3        221      9/91          27,827
             United Kingdom      Airtours              A320-200         CFM56-5A3        222     10/91          27,670
             United Kingdom      British Airways       B737-300         CFM56-3C1      28548     12/97          30,347
             United Kingdom      British Midland       B737-300         CFM56-3C1      28554     12/96          28,673
             United Kingdom      British Midland       B737-300         CFM56-3C1      28557      3/97          29,513
             United Kingdom      British Midland       B737-300         CFM56-3C1      28558      4/97          29,533
North America (Developed)
             United States       America West          B737-300         CFM56-3C1      28740      6/98          31,750


             United States       Continental           DC-10-30         CF6-50C2       46584      2/80          14,343
             United States       Continental           DC-10-30         CF6-50C2       48292      2/82          17,133
             United States       Frontier Airlines     B737-300         CFM56-3C1      28563      8/97          29,977
             United States       TWA                   B767-300ER       PW4060         25403      1/92          58,167
             Canada              Canadian Airlines     A320-200         CFM56-5A1        210      7/91          26,903
             Canada              Canadian Airlines     A320-200         CFM56-5A1        231      9/91          27,487
             Canada              Canadian Airlines     B767-300ER       CF6-80C2B6F    25221      7/91          55,613
             Canada              Royal Aviation        A310-300         CF6-80C2A2       448      2/88          30,033
Asia (Emerging)
             China               China Eastern         B737-300         CFM56-3C1      28561      6/97          29,917
             China               China Eastern         B737-300         CFM56-3C1      28562      7/97          29,987
             India               Jet Airways           B737-400         CFM56-3C1      25663     11/92          25,210
             India               Jet Airways           B737-400         CFM56-3C1      25664     11/92          25,067
             Indonesia           Garuda                B737-400         CFM56-3C1      28490     11/96          30,997
             Philippines         Philippine            B737-300         CFM56-3C1      28559      5/97          29,683

Latin America (Emerging)
             Brazil              VARIG                 B737-300         CFM56-3C1      28564     11/97          30,364
             Brazil              VARIG                 B767-200ER       CF6-80C2B      23805      7/87          32,253
             Brazil              VARIG                 B767-200ER       CF6-80C2B      23806      7/87          31,790
             Mexico              Mexicana              A320-200         V2500-A1         373      1/93          30,790
                                                                                                            ----------
Total                                                                                                       $1,177,403
                                                                                                            ==========

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

     Three appraisers, Aircraft Information Services, Inc., BK Associates, Inc. and Morten Beyer & Agnew, Inc., provided appraisals of the value of each of the aircraft as of December 31, 2000. The appraisals assume, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market, adjusted where necessary to account for the reported maintenance standard of the aircraft. Values calculated under these assumptions are "base values." The current appraised value of each aircraft is determined by taking the average of the base values contained in the three appraisals. The appraisals were not based on a physical inspection of the aircraft.

     Based on the appraisals, the aggregate of the current appraised values for the aircraft as of December 31, 2000 is $1,177,403,333 compared to $1,256,133,667 and $1,322,643,333 as of December 31, 1999 and 1998,
respectively. These base values should not be relied upon as a measure of the market or realizable value of any initial aircraft. In addition, the base values of the aircraft are expected to decline over time due to the aging of the aircraft, increasing maintenance expenses and similar factors. The appraisals listed above were as of December 31, 2000, and the base values of the aircraft, if determined as of any date subsequent to December 31, 2000, would be expected to be lower than the base values in the appraisals.

     The appraised base values obtained and to be obtained assume an "open, unrestricted stable market environment with a reasonable balance of supply and demand" and other factors common for like appraisals. At any point in the aircraft leasing cycle, however, there will be imbalances of aircraft supply and demand and there may be particularly pronounced imbalances for specific aircraft types. Consequently, although some initial aircraft may have market values approximating or exceeding the appraised values given them, others, such as the older aircraft, may have market values below, and in some cases significantly below, those appraised base values. At a cyclical low, the market value of most aircraft types is likely to be less than, and in some cases significantly less than, the appraised base values. Accordingly, you should not place undue reliance on the indicated appraised values as an accurate depiction of current market or realizable values at any one point in time.

The Leases.

     As of December 31, 2000, there were 22 lessees under leases for the aircraft in 14 different countries. Aircraft Finance recognized $100 million and $145 million of rental and other income from operating leases, respectively. This was comprised of $14 million in the 1999 Period and $22 million in the 2000 Period from lessees based in the United States of America and $86 million in the 1999 Period and $123 million in the 2000 Period from lessees based outside the United States of America. During the year ended December 31, 2000, 15% of the rental and other income was derived from lessees based in the United States of America, and 85% from lessees based outside the United States of America, including 21% from the United Kingdom, 10% from Canada, 9% from Italy and 7% from Brazil. The following description relates to the leases for the aircraft in effect on December 31, 2000. Any leases of additional aircraft and any future leases entered into for the re-lease of any aircraft may differ from the description provided below.

     As a general matter, weakly capitalized airlines are more likely than well capitalized airlines to seek operating leases. It should be expected that varying numbers of lessees at any point in time will be experiencing payment difficulties.

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

Management, Lease Terms.

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

     The lessees are required to make payments without withholding payment on account of any amounts the lessor may owe the lessee or any claims the lessee may have against the lessor for any breach of contract. Each lease includes an obligation of the lessee to gross-up payments under the lease where lease payments are subject to withholdings and other taxes, although sometimes the gross-up amount will be limited to the amount that would have been payable if such lease had never been transferred to Aircraft Finance. The leases for the initial aircraft also require the lessee to indemnify the lessor for some tax liabilities including, in some leases, value added tax and stamp duties, but generally excluding income tax or its equivalent imposed on the lessor. The lessees must also pay default interest on any overdue amounts. In the lease with British Airways, the lessee may exercise remedies if the lessor breaches its covenant not to interfere with the lessee's use of the aircraft.

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

     Under all but six of the leases for the initial aircraft, the lessee has provided security deposits to secure its obligations. In eleven of the leases, the lessee has provided only cash security deposits. In ten of the leases, the lessee has provided only a letter of credit. In the remaining nine leases, the lessee has provided both letters of credit and a cash security deposit.

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

Maintenance and Maintenance Reserves.

     The leases for the aircraft specify maintenance standards and the required condition of the aircraft upon redelivery to the lessor. In addition, under some of the leases, depending on the condition of the aircraft, including the airframe, engines, the auxiliary power unit or landing gear at redelivery, the lessee may have to make adjustment payments to the lessor. During the term of each lease, the lessee must ensure that the aircraft is maintained in accordance with an agreed maintenance program designed to provide that the aircraft meets applicable airworthiness and other regulatory requirements. Under the leases for the initial aircraft, maintenance is generally performed by the lessee or, for some of the regional lessees, by a designated airline or other air authority approved maintenance provider. Under most of the leases for the initial aircraft, the lessee must provide monthly maintenance reserves. In some cases where the lessee has paid maintenance reserves, those payments will be used to reimburse the lessee for maintenance charges, including major airframe and engine overhauls.

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

Lessees' Options.

     The leases or side agreements between the lessor and the lessee for three of the aircraft, representing 11.8% of the aggregate appraised value at December 31, 2000 of the aircraft, grant purchase options to the lessee or its affiliates. None of the purchase options were exercisable as of December 31, 2000. The latest date on which a purchase option may be exercised is December 31, 2003 for a purchase on April 30, 2005, or if all lease extension options are exercised, April 30, 2010. If a purchase option is exercised, the proceeds realized from the exercise may not, in some circumstances, equal the principal of the Notes allocable to the relevant aircraft.

     Seven of the leases for the 36 aircraft give the lessee the option to extend the term of the lease. The rent payable during the extension period varies from lease to lease. Three of the leases allow the lessee to terminate its lease prior to the scheduled expiration date, though sometimes the lessee must pay a fee or fulfill other requirements.

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

     In addition, Aircraft Finance also has in place its own contingent liability coverage. That coverage covers both a liability that exceeds the coverage provided by a lessee's policy and instances in which a lessee's policy lapses for any reason. Aircraft Finance and its subsidiaries' contingent third-party liability insurance covers all of the aircraft, and their contingent hull and hull war risks insurance covers some of the aircraft. The amount of the contingent liability policies may or may not exceed the amount required under the relevant lease. The amount of third-party contingent liability compliance insurance is subject to limitations imposed by the air transportation insurance industry.

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

     In some jurisdictions Aircraft Finance may be liable, as owner of an aircraft, for obligations that may be insured against by the lessees even if Aircraft Finance is not responsible for the loss that results in the obligation. In addition, claims may be made against Aircraft Finance or its subsidiary on the basis of alleged responsibility for a loss, even if such claim is not ultimately sustained.

     The losses for which coverage is provided include both operating costs relating to the actual operation of the aircraft as well as losses to persons and property resulting from the operation of the aircraft. The latter types of losses are generally covered by the lessees' liability insurance.

     Aircraft Property Insurance. In addition to hull risk, hull war and allied peril risk and aircraft spares insurance coverage obtained by the lessees, Aircraft Finance will also purchase "total loss only" coverage with respect to some initial aircraft. Aircraft Finance is required to maintain aircraft property insurance on its aircraft in an amount equal to the greatest of a) the note target price, b) the appraised value for such aircraft or c) 110% of the net book value of such aircraft. In some cases, the lessor is allowed to increase the insured value above the stipulated loss value consistent with industry practice. In those cases the lessee is responsible for any increased premium that results. Permitted deductibles range from $100,000 to $1,000,000; the deductibles, however, apply only in the case of a partial loss.

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


Item 3.       Legal Proceedings

     None.


Item 4.       Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters

a)   Market Information.

     As of the date of this Annual Report on Form 10-K (Form 10-K), no equity securities of Aircraft Finance have been registered with, or are listed on any national exchange or traded in any established market.

b)   Holders.

     There were ten beneficial interest holders of Aircraft Finance's beneficial interest certificates at December 31, 2000.

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

Recent Sales of Unregistered Securities.

     On May 5, 1999, Aircraft Finance issued $1,209 million of asset-backed notes (the Initial Notes) to Qualified Institutional Buyers as such term is defined in Rule 144A under the Securities Act of 1933, as amended, and to non-U.S. persons in offshore transactions in accordance with Regulations thereunder. Lehman Brothers Inc., Credit Suisse First Boston Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as initial purchasers. As of that date, the Initial Notes consisted of $512.5 million of Class A-1 Notes, $400 million of Class A-2 Notes, $126.5 million of Class B Notes, $106 million of Class C Notes and $64 million of Class D Notes. On January 20, 2000, Aircraft Finance completed an exchange offer whereby Aircraft Finance issued four classes of new notes, also designated Class A-1, Class A-2, Class B and Class C (the Exchange Notes), in exchange for the four corresponding classes of the Initial Notes. The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The Class D Notes were not exchanged and remain unregistered. $3 million of the Class A-2 Initial Notes were not tendered in the exchange offer and remain outstanding.

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

                                                           December 31,
                                                      2000             1999
                                                      ----             ----
                                                  (in thousands)  (in thousands)

Balance Sheet Data:
   Aircraft, net                                    $1,129,322      $1,170,564
   Total assets                                      1,227,224       1,266,974
   Notes payable                                     1,126,843       1,176,195
   Total liabilities                                 1,174,266       1,219,430
   Total beneficial interest holders' equity            52,958          47,544

Statement of Income Data (1):
   Rental and other income from operating leases       145,117         100,331
   Interest expense                                     78,100          51,482
   Depreciation expense                                 42,784          28,488
   Net income                                            5,414           8,457

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

     Aircraft Finance's ability to generate sufficient cash from its aircraft assets to service the Notes will depend primarily on the rental rates it can achieve on leases, the lessees' ability to perform according to the terms of the leases and the prices it can achieve on any aircraft sales. Aircraft Finance's ability to service the Notes will also depend on the level of Aircraft Finance's operating expenses, including maintenance obligations that are expected to increase as the aircraft age, and any unforseen contingent liabilities. The indenture governing the Notes requires that Aircraft Finance maintain a cash reserve balance on deposit in the Collections Account and permits Aircraft Finance to establish a credit facility, in order to provide a source of liquidity for Aircraft Finance's obligations.

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

Recent Developments

The Aircraft and Lessees

     Under the terms of the indenture, Aircraft Finance is required to obtain annual appraisals of its aircraft. In February 2001, Aircraft Finance received appraisals of the adjusted base values of the aircraft as of December 31, 2000 from three independent appraisers that are members of the International Society of Transport Aircraft Trading. The average of the three appraisals was $1,177.4 million. Such average is below the assumed portfolio values set forth in the indenture relating to the notes for certain months in 2001. This reduction in the appraised value of the portfolio resulted in an increased scheduled principal payment to the Class A Notes in March 2001.

     In February 2000, a B737-300 aircraft formerly leased to a Dutch lessee was delivered for lease to a lessee based in the Philippines for a lease term of 57 months. The aircraft with respect to this lessee represents approximately 2.5% of the aggregate appraised value of all aircraft owned at December 31, 2000.

     In March 2000, Aircraft Finance entered into a restructuring agreement with Canadian Airlines, a lessee of two Airbus A320-200 aircraft. Under the restructuring agreement, Canadian Airlines, a subsidiary of Air Canada, was replaced by Air Canada Capital LTD as the new lessee. Air Canada guarantees these leases. Pursuant to this restructuring, the cash security deposits of $1.5 million held by Aircraft Finance in connection with these aircraft were returned to Canadian Airlines. As of December 31, 2000, all current rent amounts due under these leases had been paid. The two aircraft with respect to this lessee represent approximately 4.6% of the aggregate appraised value at December 31, 2000.

     In April 2000, Aircraft Finance entered into an agreement for one MD-83 aircraft, currently leased to an Italian lessee, to extend the lease from April 2000 to November 2001. The aircraft with respect to this lessee represents approximately 2.0% of the aggregate appraised value at December 31, 2000.

     In April 2000, a B737-400 aircraft formerly leased to a Turkish lessee was returned early and re-delivered to a new lessee (based in Belgium) in April 2000 for a lease term of 36 months. This aircraft represents approximately 2.7% of the aggregate appraised value at December 31, 2000.

     In May 2000, a B737-300 aircraft formerly leased to Transbrasil was returned early. In July 2000, this aircraft was delivered to VARIG for a lease term of 60 months. The aircraft with respect to this lessee represents approximately 2.6% of the aggregate appraised value at December 31, 2000.

     In June 2000, a B767-300ER aircraft formerly leased to a Swedish lessee was delivered for lease to a Canadian lessee for a lease term of 36 months. The aircraft with respect to this lessee represents approximately 4.7% of the aggregate appraised value at December 31, 2000.

     In July 2000, a second B737-400 aircraft was returned from a Turkish lessee. On December 5, 2000 this aircraft was delivered to an Indonesian lessee for a lease term of 60 months. This aircraft represents approximately 2.6% of the aggregate appraised value at December 31, 2000.

     In September 2000, an A320-200 aircraft formerly leased by a lessee based in the United States was returned early. In October 2000, this aircraft was delivered to a lessee based in Mexico for a lease term of 60 months. This aircraft represents approximately 2.6% of the aggregate appraised value at December 31, 2000.

     On November 29, 2000, Phoenix American Incorporated (PAI), an affiliate of Resource/Phoenix Incorporated (RP), agreed to buy substantially all of RP's assets. RP was the initial administrative agent for Aircraft Finance. Phoenix American Financial Services Inc. (PAFS), an affiliate of PAI, will act as the administrative agent of Aircraft Finance in place of RP.

     In January 2001, a B737-300 aircraft formerly leased by a lessee based in Ireland was returned early. Aircraft Finance has entered into a letter of intent with a lessee based in the United Kingdom for a short term lease of 6 months. The projected delivery date of the aircraft is March 31, 2001. This aircraft represents approximately 2.4% of the aggregate appraised value at December 31, 2000.

     On January 10, 2001, Trans World Airlines, Inc. ("TWA"), one of Aircraft Finance's lessees, filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). TWA leases one aircraft from Aircraft Finance, which represents 4.9% of the aircraft by aggregate appraised value as of December 31, 2000. On March 23, 2001, TWA paid rents due as of March 22, 2001. There can be no assurances that TWA will continue to make the rental and other payments required under the leases with Aircraft Finance. TWA's failure to make such payments would have an adverse impact on Aircraft Finance's revenues and cash flows. By order of Judge Peter J. Walsh dated March 12, 2001, the Bankruptcy Court authorized American Airlines, Inc.'s ("American") bid, submitted on February 28, 2001, to sell substantially all of TWA's assets to American. As of March 30, 2001, Aircraft Finance is in negotiations with American with respect to the TWA lease. However, there are no assurances that such negotiations will not reduce lease payments, or that the related aircraft will not be returned to Aircraft Finance.



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

     As previously discussed, Aircraft Finance has entered into agreements with two lessees for the two aircraft formerly leased to Turkish and Brazilian lessees. As a result of these agreements, the concentration of the five largest lessees is 39.04% of the most recent appraised value of the portfolio. One of the concentration limits in the indenture requires the five largest lessees not to exceed 35% of the most recent appraised value of the portfolio. Under the indenture, Aircraft Finance is not permitted to enter into a lease agreement that would exceed certain concentration limits unless it receives rating agency confirmation that the rating agencies will not downgrade, qualify, or withdraw their ratings on the Notes. Aircraft Finance received such rating agency confirmations from the rating agencies during June, 2000.

         On June 21, 2000, Wayne Lippman tendered his resignation as equity trustee of Aircraft Finance effective upon the appointment of a replacement. Donald G. Butler has been appointed by the holders of the beneficial interests in Aircraft Finance as the new equity trustee of Aircraft Finance.

         During the year ended December 31, 2000, there were four lessees on non-accrual status. With respect to these lessees three aircraft have been returned early, as discussed above, and the other is still under lease. The total amount of rent and maintenance reserve payments outstanding under the leases for the five aircraft from these four lessees amounted to approximately $6.5 million as of December 31, 2000. One of these lessees, based in Brazil, owed approximately $1.0 million at December 31, 2000 for outstanding maintenance reserve payments, after the application of a $1.0 million cash security deposit. The second lessee based in the United States owed approximately $1.3 million at December 31, 2000 for outstanding maintenance reserve payments after the application of $0.8 million of cash security deposits and a letter of credit. The third lessee, based in Turkey, owed approximately $3.6 million at December 31, 2000 for outstanding rent and maintenance reserve payments after the application of $1.1 million of cash security deposits and letters of credit. The fourth lessee, also based in the United States, owed approximately $0.6 million at December 31, 2000 for outstanding rent.

     As of December 31, 2000, Aircraft Finance has repaid aggregate principal on the Notes of $82.2 million, as compared to $70.2 million anticipated in the Offering Memorandum dated April 21, 1999. For a more detailed analysis of Aircraft Finance's performance compared to the assumptions in the Offering Memorandum, see Exhibit 99.4. Aircraft Finance's ability to generate sufficient cash from its aircraft assets to service the outstanding Notes will depend primarily on the rental rates it can achieve on leases, the lessees' ability to perform according to the terms of the leases and the prices it can achieve on any aircraft sales. Aircraft Finance's ability to service the outstanding Notes will also depend on the level of Aircraft Finance's operating expenses, including maintenance obligations that are expected to increase as the aircraft age, and any unforeseen contingent liabilities. The indenture governing the Notes requires that Aircraft Finance maintain a cash reserve balance on deposit in a collections account and permits Aircraft Finance to establish a credit facility, in order to provide a source of liquidity for Aircraft Finance's obligations.

Results of Operations

     Results of operations from the period from April 13, 1999 ("Inception") to December 31, 1999 reflect results from the commencement of operations to December 31, 1999. As a result, historical results of operations for the period from Inception to December 31, 1999 are not comparable to the year ended December 31, 2000.

     Aircraft Finance reported net income of $5.4 million on total revenues of $150.7 million for the year ended December 31, 2000 ("2000 Period"), compared to net income of $8.5 million on total revenues of $103 million during the period from inception (April 13, 1999) to December 31, 1999 ("1999 Period"). Aircraft Finance's revenues consisted of rental and other income from operating leases and interest income earned on cash balances. Net income decreased by $3.1 million from the 1999 Period to the 2000 Period due mainly to increases in interest expense, depreciation expense, and operating expenses.

     Rental and other income from aircraft subject to operating leases for the 2000 Period was $145.1 million compared to $100.3 million for the 1999 Period. The increase in rental income is primarily due to twelve months of operation for the 2000 Period compared to approximately eight months for the 1999 Period. The decrease in rental income on an annualized basis was impacted by four lessees on non-accrual status, off lease time for six aircraft and lower rentals on re-marketed aircraft.

     Interest income during the 2000 Period was $5.6 million, compared to $2.7 million during the 1999 Period. Interest income consists primarily of interest earned on Aircraft Finance's cash balances, which are invested in short-term highly liquid investments as permitted by the indenture. The amount of interest income earned varies based upon the current interest rates paid on such investments and the level of cash balances held by Aircraft Finance. In addition to higher average cash balances during 2000, interest rates earned on those balances were also higher during the 2000 Period.

     Interest expense, net of interest rate swap income of $7.1 million, was $78.1 million for the 2000 Period compared to $51.5 million, net of interest rate swap expenditures of $1.2 million, for the 1999 Period. The weighted average interest rate on the Notes during the 2000 Period was 6.68% compared to 6.47% during the 1999 Period. The outstanding balance of the Notes at December 31, 2000 was $1,126.8 million compared to $1,176.2 million at December 31, 1999. Interest expense varies based on the actual interest rates on the floating rate Notes, the interest rate swap costs and the outstanding principal balances of the Notes.

     Depreciation expense during the 1999 Period and the 2000 Period was $28.5 million and $42.8 million, respectively. Depreciation expense in the 2000 Period was higher than that in the 1999 Period due to the fact that there were 12 months of operations in the 2000 Period and approximately 8 months of operations in the 1999 Period. On an annualized basis, depreciation expense in the 2000 Period approximated that of the 1999 Period.

     Operating expense during the 1999 Period and the 2000 Period was $10.6 million and $18.5 million, respectively. The increase in operating expenses was primarily the result of direct lease expenses incurred in connection with several aircraft being re-leased or repossessed during the 2000 Period. Operating expense primarily consists of aircraft maintenance expense and lease related costs. Most of Aircraft Finance's lease contracts require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make certain payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Under the provisions for many leases, for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to, but not exceeding, related payments made by the lessee, to the lessor based on those measures of usage. Reserves are maintained at amounts considered adequate to cover those estimated expenditures for maintenance costs.

     Administrative and other expenses during the 1999 Period and the 2000 Period were $4.0 million and $6.0 million, respectively. These expenses consist primarily of fees paid to the service providers and other general and administrative costs. The most significant of these fees was the servicer fee, which amounted to $3.1 million in the 1999 Period and $4.4 million in the 2000 Period. A significant portion of the fees paid to the Servicer correspond to rental payments due and received. These fees are based upon a fixed percentage of rental receipts, and will vary with rental income of Aircraft Finance. Annualized, the increase in administrative expenses was mainly due to legal costs incurred in the 2000 Period in connection with several aircraft repossessions as well as the formation of a French subsidiary.

Liquidity

     Aircraft Finance held cash and cash equivalents of $76.7 million and restricted cash of $17.8 million at December 31, 2000, compared to cash and cash equivalents of $72.7 million and restricted cash of $19.5 million at December 31, 1999. The liquidity reserve amount, which is included in cash and cash equivalents, was $52 million at December 31, 2000 and December 31, 1999. The liquidity reserve amount is required under the terms of the indenture and is intended to serve as a source of liquidity for Aircraft Finance's maintenance obligations and other contingent costs.

     Aircraft Finance has the ability to enter into certain credit facilities, however, as of December 31, 2000, had not done so.


Cash Flows from Operating Activities

     Aircraft Finance's cash flows from operating activities depend on many factors including, but not limited to, the performance of lessees and Aircraft Finance's ability to re-lease aircraft, the average cost of the Notes, the efficiency of its interest rate hedging policies, the ability of interest rate swap providers to perform under the terms of the swap agreements and the ability of Aircraft Finance to refinance certain subclasses of Notes that have not been repaid with lease cash flows.

     Net cash provided by operating activities for the 2000 Period amounted to $54.9 million, which was generated primarily from a $7.1 million increase in security and other deposits and lease cash flows, net of operating expense and interest expense on the Notes. Other items included in net cash provided by operating activities included a $1.7 million decrease in restricted cash, partially offset by a $2.1 million decrease in deferred rental income.

     Net cash provided by operating activities for the 1999 Period amounted to $56.5 million ,which was generated primarily from security and other deposits and lease cash flows, net of operating expense and interest expense on Notes. Other items included in net cash provided by operating activities was deferred rental income of $7.0 million. These were partially offset by restricted cash of $19.5 million.


Cash Flows from Investing and Financing Activities

     Net cash used in investing activities for the 2000 Period amounted to $1.5 million for capitalized aircraft improvements.

     Net cash used in investing activities for the 1999 Period amounted to $1,199.1 million, due to $1,196.1 million for the purchase of aircraft and $3.0 million for capitalized aircraft improvements and aircraft delivery costs.

     Net cash used in financing activities for the 2000 Period amounted to $49.4 million of principal repayments on the Notes. As a result, the balance of these Notes was $1,126.8 million at December 31, 2000. Generally, principal and interest are repaid on certain Notes monthly based upon the cash collected, the anticipated expenses and the cash balances held by Aircraft Finance on the calculation date. As a result, monthly principal payments on the Notes will vary depending on Aircraft Finance's revenues and expenses for the month.

     Net cash provided by financing activities for the 1999 Period amounted to $1,215.3 million due to the receipt of proceeds from the Notes of $1,209 million, issued on May 5, 1999, as well as the issuance of the beneficial interest certificates for $39.1 million, partially offset by $32.8 million of principal repayment on the Notes. As a result, the balance of these Notes was $1,176.2 million at December 31, 1999.

     One of Aircraft Finance's original interest rate swap agreements expired on April 15, 2000; however, Aircraft Finance entered into three new interest rate swap agreements in June, 2000. As a result, Aircraft Finance was a party to seven interest rate swap agreements at December 31, 2000. Four of these agreements were entered into on May 5, 1999 and the other three were entered into on June 29, 2000 but had an effective date of July 15, 2000. The net aggregate amounts due to be paid or received by Aircraft Finance under these agreements is determined monthly and is due on the same day as the payments under the Notes. The net economic effect of these interest rate swaps was to hedge Aircraft Finance's variable interest rate exposure from movements in interest rates over the duration of the lease terms. Please see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for further information about these interest rate swap agreements.


New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", to defer the effective date of FAS 133 by one year. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138 ("FAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". FAS 138 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and certain hedging activities. FAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Trust). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For cash-flow hedge transactions, in which the Trust is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income.

     The Trust estimates that it will record an adjustment of approximately $1.7 million (gain) in other comprehensive income to recognize at fair value all derivative instruments that will be designated as cash flow hedging instruments.


Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

     Interest incurred by Aircraft Finance on the Notes and the rental and other income received by Aircraft Finance under operating leases are based on combinations of variable and fixed measures of interest rates. Aircraft Finance is exposed to interest rate risk to the extent that the mix of variable and fixed interest obligations under the Notes do not correlate to the mix of variable and fixed rents under operating leases. Aircraft Finance has engaged advisors to monitor interest rates in order to mitigate its exposure to unfavorable variations. Aircraft Finance utilizes interest rate swaps that shift the risk of fluctuations in floating rates to the counterparty in exchange for fixed payments by Aircraft Finance. Risks in the use of these instruments arise from the possible inability of the counterparties to meet the terms of their contracts and from market movements in securities values and interest rates.

     The controlling trustees of Aircraft Finance, with the assistance of Bankers Trust Company and Lehman Brothers Inc., are responsible for reviewing and approving the overall interest rate management policies and transaction authority limits. Counterparty risk will be monitored on an ongoing basis. Counterparties will be subject to the prior approval of the controlling trustees. Currently, Aircraft Finance's counterparty is an affiliate of Lehman Brothers Inc. Future counterparties will consist primarily of the affiliates of major United States and European financial institutions, including special-purpose derivative vehicles, that have credit ratings or that provide collateralization arrangements, consistent with maintaining the ratings of the Notes.

     Aircraft Finance is a party to five classes of Notes. The estimated fair value of these Notes at December 31, 2000 was approximately $1,121 million. The terms of each class of the Notes, including the outstanding principal amount at December 31, 2000, are as follows:

                 Outstanding
      Class of    Principal                       Expected Final       Final
       Notes       Amount      Interest Rate       Payment Date    Maturity Date
       -----       ------      -------------       ------------    -------------
     Class A-1   $512,500,000    LIBOR + 0.48%      May 15, 2004    May 15, 2024
     Class A-2    322,800,722    LIBOR + 0.50%     June 15, 2008    May 15, 2024
     Class B      121,541,899    LIBOR + 1.15%      May 15, 2016    May 15, 2024
     Class C      106,000,000            8.00%     July 15, 2016    May 15, 2024
     Class D       64,000,000           11.00%   August 15, 2016    May 15, 2024

     Aircraft Finance is a party to seven interest rate swap agreements. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay
Aircraft Finance a rate of interest on the notional amount based on 30-day LIBOR. On December 31, 1999 and 2000, the estimated fair values of these interest rate swaps were approximately $34 million and $1.7 million, respectively.

     Expected final payment dates relating to the Notes are set forth in the indenture. They were determined based on the assumptions set forth in the Registration Statement relating to the issuance of the Exchange Notes. The actual final payments for each Class of Notes is likely to occur earlier or later than the Expected Final Payment Date as a result of various factors, including the assumptions regarding revenues, interest, expenses, operating costs, stress case scenarios and aircraft valuations. These assumptions have not, and are not likely in the future to correspond to actual experience.

     The one month LIBOR rate with respect to the Notes as of December 31, 1999 and 2000 was 6.46% and 6.71%, respectively.

     The following table presents, as of December 31, 2000, the terms of Aircraft Finance's interest rate swap agreements:

   Fixed       Rate to be          Rate to be
 Notional   paid by Aircraft  received by Aircraft    Maturity         Estimated
  Amount         Finance             Finance            Date          fair value
  ------         -------             -------            ----          ----------
 60,000,000       5.50%               LIBOR         January 15, 2002     213,499
 20,000,000       7.13%               LIBOR         January 15, 2002   (257,881)
175,000,000       5.56%               LIBOR         October 15, 2002     546,368
 20,000,000       7.14%               LIBOR         October 15, 2002   (474,311)
345,000,000       5.65%               LIBOR         January 15, 2004   1,387,700
230,000,000       5.71%               LIBOR        November 15, 2004   1,048,718
 15,000,000       7.17%               LIBOR             May 15, 2005   (752,810)

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

Item 8.       Financial Statements and Supplementary Data















                     Aircraft Finance Trust and Subsidiaries


                  Financial Statements as of December 31, 1999
              and 2000 and for the Period from Inception (April 13,
                           1999) to December 31, 1999
                    and for the year ended December 31, 2000
                                together with the
               Report of Independent Certified Public Accountants

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Trustees:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in beneficial interest present fairly, in all material respects, the financial position of Aircraft Finance Trust and its subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the period from inception (April 13, 1999) to December 31, 1999 and the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
March 20, 2001

                     Aircraft Finance Trust and Subsidiaries

                           Consolidated Balance Sheets

                             (dollars in thousands)

                                                      December 31,  December 31,
                                                          2000          1999
                                                       ----------   ----------

                                     Assets

Cash and cash equivalents                              $   76,658   $   72,682
Restricted cash                                            17,761       19,468
Rents and other receivables                                 3,352        4,122
Aircraft, net                                           1,129,322    1,170,564
Other assets                                                  131          138
                                                       ----------   ----------

     Total assets                                      $1,227,224   $1,266,974
                                                       ==========   ==========

              Liabilities and Beneficial Interest Holders' Equity

Accounts payable and accrued liabilities               $    5,007   $    5,819
Deferred rental income                                      4,927        7,031
Security and other deposits                                37,489       30,385
Notes payable:
     Class A-1                                            512,500      512,500
     Class A-2                                            322,801      368,897
     Class B                                              121,542      124,798
     Class C                                              106,000      106,000
     Class D                                               64,000       64,000
                                                       ----------   ----------
     Total Notes payable                                1,126,843    1,176,195
                                                       ----------   ----------

     Total liabilities                                  1,174,266    1,219,430
                                                       ----------   ----------

Commitments and contingencies (Note 9)                                    --

Beneficial interest holders' equity:
     Beneficial interest                                   52,958       47,544
                                                       ----------   ----------

     Total liabilities and beneficial interest
        holders' equity                                $1,227,224   $1,266,974
                                                       ==========   ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

                        Consolidated Statements of Income

                             (dollars in thousands)



                                                                Period from
                                                                 Inception
                                            Year Ended        (April 13, 1999)
                                         December 31, 2000   to December 31,1999
                                         -----------------   -------------------

Revenues:
   Rental and other income from
     operating leases                         $145,117             $100,331
   Interest income                               5,629               2,679
                                              --------            --------

      Total revenues                           150,746             103,010
                                              --------            --------

Expenses:
   Interest expense                             78,100              51,482
   Depreciation expense                         42,784              28,488
   Operating expense                            18,460              10,632
   Administration and other                      5,988               3,951
                                              --------            --------

      Total expenses                           145,332              94,553
                                              --------            --------

Net Income                                    $  5,414            $  8,457
                                              ========            ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (dollars in thousands)

                                                                Period from
                                                                 Inception
                                            Year Ended        (April 13, 1999)
                                         December 31, 2000  to December 31, 1999
                                         -----------------  --------------------
Cash Flows from Operating Activities:
Net income                                  $     5,414        $     8,457
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation expense                        42,784             28,488
Changes in assets and liabilities:
     Rents and other receivables                    770             (4,122)
     Restricted cash                              1,707            (19,468)
     Other assets                                     7               (138)
     Accounts payable and accrued
        liabilities                                (812)             5,819
     Deferred rental income                      (2,104)             7,031
     Security and other deposits                  7,104             30,385
                                            -----------        -----------

     Net cash provided by operating
        activities                               54,870             56,452
                                            -----------        -----------

Cash Flows from Investing Activities:
Purchase of aircraft                               --           (1,196,087)
Aircraft improvements                            (1,542)            (2,965)
                                            -----------        -----------

     Net cash used in investing activities       (1,542)        (1,199,052)
                                            -----------        -----------

Cash Flows from Financing Activities:
Issuance of beneficial interest                    --               39,087
Proceeds from notes payable                        --            1,209,000
Repayment of notes payable                      (49,352)           (32,805)
                                            -----------        -----------

     Net cash (used in) provided by
        financing activities                    (49,352)         1,215,282
                                            -----------        -----------

Net Increase in Cash and Cash Equivalents         3,976             72,682

Cash and Cash Equivalents at Beginning of
   Period                                        72,682               --
                                            -----------        -----------

Cash and Cash Equivalents at End of Period  $    76,658        $    72,682
                                            ===========        ===========

Supplemental Cash Flow Information:
Cash Paid for Interest Expense              $    78,198        $    47,883
                                            ===========        ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

            Consolidated Statement of Changes in Beneficial Interest

                             (dollars in thousands)


                                                                      Beneficial
                                                                       Interest
                                                                       --------

Issuance of Beneficial Interest (May 5, 1999)                           $39,087

   Net income                                                             8,457
                                                                        -------

Balance at December 31, 1999                                             47,544

   Net income                                                             5,414
                                                                        -------

Balance at December 31, 2000                                            $52,958
                                                                        =======


                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2000


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

         On May 5, 1999, Aircraft Finance completed a securitization transaction in which it received proceeds from a private placement offering of notes, received proceeds from the issuance of beneficial interest certificates and simultaneously paid for 36 commercial jet aircraft.


Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and includes the accounts of Aircraft Finance and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the estimates and related assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Significant estimates are made in the assessment of the collectibility of receivables, depreciable lives and estimated salvage values of leased aircraft and estimates of expected maintenance and overhaul costs in connection with certain leases of aircraft.

Cash and Cash Equivalents

         Aircraft Finance classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents.

Operating Leases

         Aircraft are recorded at cost and depreciated on a straight-line basis over the estimated life to their estimated salvage value. Generally, aircraft and aircraft equipment are depreciated over estimated useful lives of 30 years from the date of manufacture to a 15% estimated salvage value. Certain major additions and modifications to aircraft may be capitalized. Aircraft Finance's estimates are reviewed periodically to ensure continued appropriateness.

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

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the recognition of an impairment loss for an asset held for use is required when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of an impairment loss is to be recognized based on the fair value of the asset. Fair value reflects the underlying economic value of the aircraft, including engines, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale and a willing buyer and seller. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly. The fair value of the assets is based on independent valuations of the aircraft and/or estimates of discounted future cash flows. The appraisals assume, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market, adjusted where necessary to account for the reported maintenance standard of the aircraft. Values calculated under these assumptions are "base values." The current appraised value of each aircraft is determined by taking the average of the base values contained in the three appraisals. The appraisals were not based on a physical inspection of the aircraft. SFAS 121 also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated disposal costs.

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

         All payments under the leases are deposited into the Rental Account and subsequently swept to the Collection Account within one business day of receipt. Aircraft Finance maintains a cash reserve balance in the Collection Account in an amount determined monthly in accordance with the Trust indenture. At December 31, 2000, the cash reserves included in the Collection Account were $52 million. The cash reserves are intended to provide a source of liquidity for the payment of expenses, swap payments and interest on certain classes of notes. Expenses of Aircraft Finance are generally paid out of the Expense Account, which is funded through transfers from the Collections Account.

         The Lessee Funded Accounts and certain lessee reserve accounts are not available for general use. Security deposits and maintenance reserve payments from lessees that are required to be segregated from other funds are deposited into the Lessee Funded Accounts. Lessee reserve accounts include a deposit from the Seller of the aircraft that can be drawn upon by Aircraft Finance should such lessee be delinquent on any of its rent payments. The balances in the Lessee Funded Accounts and the one lessee reserve account were $11.00 million and $6.75 million at December 31, 2000, and $12.72 million and $6.75 million at December 31, 1999, respectively.


Note 4 - Aircraft Under Operating Leases

         On May 5, 1999, Aircraft Finance purchased 36 commercial jet aircraft from General Electric Capital Corporation and certain of its subsidiaries having an aggregate cost of $1,196 million pursuant to a Master Aircraft Purchase Agreement. Aircraft Finance financed these purchases primarily through the net proceeds from Aircraft Finance's private placement of asset-backed notes and proceeds from the issuance of beneficial interests. At December 31, 2000, Aircraft Finance had 36 aircraft on lease, as follows:

                                            December 31, 2000  December 31, 1999
                                            -----------------  -----------------
                                             (in thousands)     (in thousands)

     Aircraft under operating lease           $ 1,200,594        $ 1,167,431
     Accumulated depreciation                     (71,272)           (27,842)
                                              -----------        -----------
     Aircraft under operating lease, net        1,129,322          1,139,589

     Aircraft off-lease                              --               31,620
     Accumulated depreciation                        --                 (645)
                                              -----------        -----------
     Aircraft off-lease, net                         --               30,975

     Aircraft, net                            $ 1,129,322        $ 1,170,564
                                              ===========        ===========

         All aircraft are compliant with Stage 3 noise levels set out in the United States Federal Aviation Regulations. As of December 31, 2000, Aircraft Finance's 36 aircraft were on lease to 22 airlines in 14 countries. An analysis of the various lessee expiration periods of the aircraft under operating leases is as follows at December 31, 2000:

         On lease for a further period of:
         More than five years..........................................  3
         From one to five years........................................ 31
         Less than one year............................................  2
                                                                        --

         Total aircraft portfolio...................................... 36
                                                                        ==

         At December 31, 2000 future scheduled minimum lease contract payments to be received under operating leases for the years ended December 31, are as follows: (dollars in thousands)

         2001.................................................    $129,057
         2002.................................................     117,748
         2003.................................................      92,723
         2004.................................................      64,116
         2005.................................................      29,962
         Thereafter...........................................      38,789
                                                                  --------

         Total................................................    $472,395
                                                                  ========

         Additional contingent rentals are earned by Aircraft Finance based on certain lessee's usage. Contingent rentals amounting to $15.23 million and $11.56 million were earned by Aircraft Finance during the year ended December 31, 2000 and the period from inception (April 13, 1999) to December 31, 1999, respectively.

         During the year ended December 31, 2000, there were four lessees on non-accrual status, and as such, were reversed from income. With respect to these lessees, three aircraft have been returned early and subsequently re-leased, and the other is still under lease. The total amount of rent and maintenance reserve payments outstanding under the leases for the five aircraft from these four lessees amounted to approximately $6.5 million as of December 31, 2000. Subsequent collection of all delinquent receivables is considered unlikely.


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

         The repayment terms of each class of Initial Notes are such that certain principal amounts are expected to be repaid on dates which are based on certain operating assumptions (the "Expected Final Payment Date") or refinanced through the issuance of new notes, but in any event are ultimately due for repayment on specified final maturity dates (the "Final Maturity Date"). The Expected Final Payment Dates, Final Maturity Dates and interest rates applicable to each class of the Initial Notes are listed as follows: (dollars in thousands)

                    Initial                      Expected Final        Final
Class of Note  Principal Amount   Interest Rate   Payment Date     Maturity Date
-------------  ----------------   -------------   ------------     -------------

   Class A-1     $    512,500     LIBOR + 0.48%      May 15, 2004   May 15, 2024
   Class A-2          400,000     LIBOR + 0.50%     June 15, 2008   May 15, 2024
   Class B            126,500     LIBOR + 1.15%      May 15, 2016   May 15, 2024
   Class C            106,000             8.00%     July 15, 2016   May 15, 2024
   Class D             64,000            11.00%   August 15, 2016   May 15, 2024
                 ------------
                 $  1,209,000
                 ============

         Expected final payment dates relating to the Notes are set forth in the indenture. They were determined based on the assumptions set forth in the Registration Statement relating to the issuance of the Exchange Notes. The actual final payments for each Class of Notes is likely to occur earlier or later than the Expected Final Payment Date as a result of various factors, including the assumptions regarding revenues, interest, expenses, operating costs, stress case scenarios and aircraft valuations. These assumptions have not, and are not likely in the future to correspond to actual experience.

         The one-month LIBOR rate with respect to these notes as of December 31, 2000 was 6.71%.

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

         The dates on which principal repayments on the Notes will actually occur will depend on the cash flows generated by the rental income from the Aircraft Finance's portfolio of aircraft, Aircraft Finance's ability to refinance any or all of the Notes and the amount of operating costs incurred in the ordinary course of business. Amounts received by Aircraft Finance and available for distribution are paid in accordance with the priorities specified in the Trust indenture. As of December 31, 2000 and December 31, 1999 the estimated fair value of the Notes was approximately $1,121 million and $1,167 million, respectively.


Note 6 - Derivative Financial Instruments

Interest Rate Swap Agreements

         One of the Aircraft Finance's original interest rate swap agreements expired on April 15, 2000, however, Aircraft Finance entered into three new interest rate swap agreements in June, 2000. As a result, at December 31, 2000, Aircraft Finance was a party to seven interest rate swap agreements which four of them were entered into on May 5, 1999 and the other three on July 15, 2000. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on LIBOR. On December 31, 2000 and December 31, 1999, the fair values of these interest rate swaps was approximately $1.7 million and $34 million, respectively.

         The following table presents, as of December 31, 2000, a summary of the terms of the Aircraft Finance's interest rate swap agreements: (dollars in thousands)

  Fixed       Rate to be          Rate to be
Notional   paid by Aircraft  received by Aircraft     Maturity         Estimated
 Amount         Finance             Finance             Date          fair value
 ------         -------             -------             ----          ----------
   60,000         5.50%              LIBOR          January 15, 2002  $     213
  175,000         5.56%              LIBOR          October 15, 2002        546
  345,000         5.65%              LIBOR          January 15, 2004      1,388
  230,000         5.71%              LIBOR         November 15, 2004      1,049
   20,000         7.14%              LIBOR          October 15, 2002       (474)
   20,000         7.13%              LIBOR          January 15, 2002       (258)
   15,000         7.17%              LIBOR              May 15, 2005       (753)


Note 7 - New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", to defer the effective date of FAS 133 by one year. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138 ("FAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". FAS 138 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and certain hedging activities. FAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Trust). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For cash-flow hedge transactions, in which the Trust is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income.

     The Trust estimates that it will record an adjustment of approximately $1.7 million (gain) in other comprehensive income to recognize at fair value all derivative instruments that will be designated as cash flow hedging instruments.


Note 8 - Related Party

         On May 5, 1999, UniCapital Corporation (parent company of the initial beneficial interest holders) purchased approximately $3.8 million of the Class D Notes. UniCapital Corporation subsequently sold these notes to an unrelated party in July 1999.

         On June 21, 2000 Wayne Lippman, an employee, at that time, of UniCapital Air Group, Inc. an affiliated company of UniCapital Corporation, tendered his resignation as equity trustee of Aircraft Finance effective upon appointment of a replacement. Donald G. Butler, co-founder and Executive Vice President of TransCapital Corporation, has been appointed by the holders of the beneficial interest in Aircraft Finance as the new equity trustee of Aircraft Finance. The acquisition of additional aircraft by Aircraft Finance and the terms of any related financing need only be approved by the equity trustee, subject to the terms of the trust agreement and the indenture, including confirmation by the rating agencies that the transaction will not adversely affect the rating on the Notes. Further, any sale of any aircraft, decisions requiring Aircraft Finance's approval under the Servicing Agreement with GECAS or the agreement with the administrative agent and the reduction of any required level of reserves must be approved by the equity trustee and at least one of the Independent controlling trustees.


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

         Additionally, Aircraft Finance has contracted with third parties to provide administrative, financial and capital markets advisory and trust services. As of December 30, 2000, included in Administration and other expenses, is approximately $4.4 million and $0.5 million respectively of Servicer and Administrative fees.


Note 10 - Concentration of Credit Risk

         Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising Aircraft Finance's customer base and the different geographic areas in which they operate. During the period from inception (April 13, 1999) to December 31, 1999 (the "1999 Period") and the year ended December 31, 2000 (the "2000 Period") Aircraft Finance recognized $100 million and $145 million of rental and other income from operating leases, respectively. This was comprised of $14 million in the 1999 period and $22 million in the 2000 period from lessees based in the United States and $86 million in the 1999 period and $123 million in the 2000 period from lessees based outside the United States. At December 31, 2000, 36 of Aircraft Finance's 36 aircraft were on lease to 22 lessees in 14 countries. Also, on December 31, 2000, ten of the aircraft are being leased to lessees domiciled in certain emerging markets, including those located in Latin America and Asia. The exposure of Aircraft Finance's aircraft to particular countries and customers is managed partly through concentration limits and through obtaining deposits from lessees and certain cash reserves.

         At December 31, 2000, Aircraft Finance held cash reserves of $6.75 million that are available to fund delinquent rentals and other payments due from one certain lessee. Such amounts are not available for general use. The reserve amount is required to be returned to the Seller after two years from the delivery date of the aircraft, providing the lessee has not been delinquent for more than sixty days on any single rental payment during the last year of such two year period. Any unused reserve amount must be returned to the Seller at lease expiration.

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

     The controlling trustees, their respective ages and principal activities are as follows:

         Name                       Age         Title
         ----                       ---         -----
         David H. Treitel           46          independent controlling trustee
         Richard E. Cavanagh        54          independent controlling trustee
         Donald G. Butler           57          equity trustee

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

     Richard E. Cavanagh -- Mr. Cavanagh is the President and Chief Executive Officer of The Conference Board, Inc., a global business research and membership enterprise supported by some 3,000 corporate members in 67 countries and based in New York City. Prior to taking up his current position in 1995, he served for eight years as the Executive Dean of the Kennedy School of Government at Harvard

University. Before that, he was a partner of McKinsey & Company, Inc., an international management consulting firm. During his 17 years with McKinsey, he took a two-year public service leave and held senior positions in the White House Office of Management & Budget. He co-authored the management book The Winning Performance. Mr. Cavanagh serves as a director of Airplanes Limited and Airplanes U.S. Trust (other aircraft securitization vehicles), the BlackRock Mutual Fund family, Arch Chemicals (formerly Olin), The Fremont Group (formerly Bechtel Investments) and The Guardian Life Insurance Company.

     Donald G. Butler -- Mr. Butler is a co-founder and Executive Vice President of TransCapital Corporation, that was started in 1976. Mr. Butler's responsibilities include the management of TransCapital's commercial aircraft business have encompassed originating, overseeing and/or successfully marketing the interests in over 70 commercial aircraft with an aggregate value in excess of $1.6 billion and includes the development of an asset management system to oversee and manage the aviation assets. The company's principal geographic focus and business has been North America and Europe. In November, 1990, Mr. Butler presented INVESTMENT OPPORTUNITIES IN AGING AIRCRAFT at the Avmark Services, Ltd. International Conference on Understanding Aging Aircraft.

     As is common with many other special purpose companies, neither Aircraft Finance nor any of its subsidiaries will have any officers or other employees, except, in the case of a subsidiary, as may be required by applicable law. Aircraft Finance has arranged for GE Capital Aviation Services, Limited (GECAS), Phoenix American Financial Services, Inc. (PAFS), Wilmington Trust Company, Bankers Trust Company and Lehman Brothers Inc. to provide aircraft servicing, managerial services and financial advice.

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

Corporate Management

     Corporate management services for Aircraft Finance will be provided by the administrative agent, Phoenix American Financial Services, Inc., the financial advisor, Bankers Trust Company, the owner trustee, Wilmington Trust Company and the capital markets advisor, Lehman Brothers Inc.

Administrative Agent

     On November 29, 2000, Phoenix American Incorporated (PAI), an affiliate of Resource/Phoenix Incorporated (RP), agreed to buy substantially all of RP's assets. RP was the initial administrative agent for Aircraft Finance. Phoenix American Financial Services Inc. (PAFS), an affiliate of PAI, will act as the administrative agent of Aircraft Finance. The administrative agent has agreed to provide administrative, accounting and other services that include:

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

     In addition to its services on behalf of Aircraft Finance, the administrative agent has agreed to act as the agent for the trustee and the security trustee in managing the accounts in which the funds and investments of Aircraft Finance will be held in the name of the security trustee and related matters. Aircraft Finance is not entitled to direct the administrative agent as to these matters. Phoenix American Financial Services, Inc.'s duties for the trustee and the security trustee include:

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

                                       Name and Address of
Title of Class                          Beneficial Owner        Percent of Class
--------------                          ----------------        ----------------

Beneficial Interest Certificate     UniCapital AFT-II, Inc.            19%
                                    10800 Biscayne Boulevard
                                    Miami, Florida 33161

Beneficial Interest Certificate     UniCapital AFT-III, Inc.           30%
                                    1209 Orange Street
                                    Wilmington, DE 19801

Beneficial Interest Certificate     IBC Aircraft Services, Inc.        20%
                                    1200 San Bernardo
                                    Laredo, Texas 78042-1359

Beneficial Interest Certificate     General Bank                       10%
                                    800 West 6th Street
                                    Los Angeles, CA 90017

Beneficial Interest Certificate     TransCapital Corporation          *8.5%
                                    11130 Sunrise Valley Drive
                                    Reston, VA 20191

* TransCapital Corporation owns 7.40% of the beneficial interest directly and 1.1% indirectly through its wholly-owned subsidiary UniCapital AFT-I, Inc.


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

     Aircraft Finance and its subsidiaries have acquired title to 36 Aircraft from General Electric Capital Corporation and its affiliates under the master aircraft purchase agreement dated as of May 5, 1999. Two of the aircraft were acquired by General Electric Capital Corporation affiliates from affiliates of UniCapital on May 5, 1999. These two aircraft were acquired by Aircraft Finance for $85.9 million. UniCapital has indicated that it may at some point sell additional aircraft to Aircraft Finance. The servicer has agreed to allocate a portion of the fees payable to it to UniCapital to the extent of the two initial and any other aircraft acquired from UniCapital. On December 11, 2000, UniCapital Corporation announced that it had filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

b)   Certain business relationships.

     Donald G. Butler, the equity trustee and one of the three controlling trustees of Aircraft Finance, is an employee of TransCapital Corporation, the parent company of UniCapital AFT-I, Inc.. The acquisition of additional aircraft by Aircraft Finance and the terms of any related financing need only be approved by the equity trustee, subject to the terms of the trust agreement and the indenture, including confirmation by the rating agencies that the transaction will not adversely affect the rating on the Notes.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.       Financial Statements.

         The following are included in Part II of this report:
                                                                            Page

                  Report of Independent Certified Public Accountants.........34
                  Consolidated Balance Sheet.................................35
                  Consolidated Statement of Income...........................36
                  Consolidated Statement of Cash Flows.......................37
                  Consolidated Statement of Changes in Beneficial Interest...38
                  Notes to Consolidated Financial Statements.................39

b.       Current Reports on Form  8-K.

         During the quarterly period ended December 31, 2000, Aircraft Finance filed reports on Form 8-K dated October 16, 2000, November 15, 2000 and December 15, 2000. Such reports on Form 8-K included copies of the monthly reports to holders of the Notes.

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

23.2     Consent of BK Associates, Inc.**
23.3     Consent of Morton, Beyer & Agnew.**
27.1     Financial Data Schedule.**
99.1     Appraisal of Aircraft Information Services, Inc.***
99.2     Appraisal of BK Associates, Inc.***
99.3     Appraisal of Morton, Beyer & Agnew.***
99.4     Other information - Analysis of actual cash flows versus assumed case.
         ***

* Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-82153) previously filed with the Securities and Exchange Commission on July 2, 1999.
** Incorporated by reference to the 1999 form 10-K (File No. 333-82153) previously filed with the Securities and Exchange Commission on March 22, 2000.
***      Filed herewith.

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


                                        AIRCRAFT FINANCE TRUST
                                        by Wilmington Trust Company,
                                        not in its individual capacity but
                                        solely as the Owner Trustee


      March 22, 2001                    By:    /S/CHARISSE L. RODGERS
--------------------------                 -------------------------------------
           Date                         Name:  Charisse L. Rodgers
                                        Title: Senior Financial Services Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                       TITLE                             DATE
---------                       -----                             ----


/S/DAVID H. TREITEL             Independent Controlling Trustee   March 22, 2001
------------------------------                                    --------------
David H. Treitel


/S/RICHARD E. CAVANAGH          Independent Controlling Trustee   March 22, 2001
------------------------------                                    --------------
Richard E. Cavanagh


/S/DONALD G. BUTLER             Equity Trustee and Controlling    March 22, 2001
------------------------------  Trustee                           --------------
Donald G. Butler


/S/CHARISSE L. RODGERS          Owner Trustee                     March 22, 2001
------------------------------                                    --------------
Wilmington Trust Company, not
in its individual capacity but
solely as the Owner Trustee