Form 10-Q
period 2001-03-31
AIRCRAFT FINANCE TRUST
filed 2001-05-15
CIK 1089449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                    FORM 10-Q

                            -------------------------


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                      This document consists of 22 pages.

                             Aircraft Finance Trust

            FORM 10-Q - For the Quarterly Period Ended March 31, 2001




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Consolidated Balance Sheets - March 31, 2001 and
                  December 31, 2000...........................................3

              b)  Consolidated Statements of Income - Three Months Ended
                  March 31, 2001 and March 31, 2000...........................4

              c)  Consolidated Statements of Comprehensive Income (Loss) -
                  Three Months Ended March 31, 2001 and March 31, 2000........5

              d) Consolidated Statement of Changes in Beneficial Interest Holders' Equity - Three Months Ended March 31, 2001 and
                  Year Ended December 31, 2000................................6

              e)  Consolidated Statements of Cash Flows - Three Months
                  Ended March 31, 2001 and March 31, 2000.....................7

              f)  Notes to Consolidated Financial Statements..................8

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

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements


                     Aircraft Finance Trust and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                             (dollars in thousands)

                                                        March 31,   December 31,
                                                          2001          2000
                                                       -----------  ------------
                                     Assets

Cash and cash equivalents                              $    73,550   $    76,658
Restricted cash                                             18,286        17,761
Rents and other receivables                                  3,662         3,352
Aircraft, net                                            1,120,599     1,129,322
Other assets                                                    33           131
                                                       -----------   -----------

     Total assets                                      $ 1,216,130   $ 1,227,224
                                                       ===========   ===========

              Liabilities and Beneficial Interest Holders' Equity

Accounts payable and accrued liabilities               $     3,950   $     5,007
Deferred rental income                                       4,815         4,927
Derivative contracts                                        15,770          --
Security and other deposits                                 39,789        37,489
Notes payable:
     Class A-1                                             512,500       512,500
     Class A-2                                             309,830       322,801
     Class B                                               120,401       121,542
     Class C                                               106,000       106,000
     Class D                                                64,000        64,000
                                                       -----------   -----------
     Total notes payable                                 1,112,731     1,126,843
                                                       -----------   -----------

     Total liabilities                                   1,177,055     1,174,266
                                                       -----------   -----------

Beneficial interest holders' equity:
     Beneficial interest                                    54,845        52,958
     Accumulated other comprehensive income (loss)         (15,770)         --
                                                       -----------   -----------

     Total beneficial interest holders' equity              39,075        52,958
                                                       -----------   -----------

     Total liabilities and beneficial interest
        holders' equity                                $ 1,216,130   $ 1,227,224
                                                       ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                        Consolidated Statement of Income
                                   (unaudited)
                             (dollars in thousands)


                                                 Three Months      Three Months
                                                     Ended            Ended
                                                 March 31, 2001   March 31, 2000
                                                 --------------   --------------

Revenues:
   Rental and other income from operating leases    $36,405          $35,703
   Interest Income                                    1,289            1,212
                                                    -------          -------

       Total revenues                                37,694           36,915
                                                    -------          -------

Expenses:
   Interest Expense                                  18,878           19,467
   Depreciation Expense                              10,977           10,678
   Operating Expense                                  4,480            4,358
   Administration and other                           1,472            1,531
                                                    -------          -------

       Total expenses                                35,807           36,034
                                                    -------          -------

Net Income                                          $ 1,887          $   881
                                                    =======          =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
              Consolidated Statement of Comprehensive Income (Loss)
                                   (unaudited)
                             (dollars in thousands)


                                                 Three Months     Three Months
                                                     Ended            Ended
                                                 March 31, 2001   March 31, 2000
                                                 --------------   --------------

Net Income                                          $  1,887        $    881
Accumulated Other Comprehensive Income (Loss)
  (Notes 3 and 4)                                    (15,770)             --
                                                    --------        --------

Comprehensive Income (Loss)                         $(13,883)       $    881
                                                    --------        --------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
    Consolidated Statement of Changes in Beneficial Interest Holders' Equity
                                   (unaudited)
                             (dollars in thousands)


                                          Accumulated
                                      Other Comprehensive   Beneficial
                                         Income (Loss)       Interest    Total
                                         -------------       --------    -----

Balance at December 31, 1999               $   --            $ 47,544  $ 47,544

   Net Income                                  --               5,414     5,414
                                           --------          --------  --------

Balance at December 31, 2000                   --              52,958    52,958

   Net Income                                  --               1,887     1,887

   Other Comprehensive Income:
   Changes in derivative instruments
     Cumulative effect of adopting
       FAS 133                                1,711              --       1,711
     Changes in fair value of
       derivatives                          (17,481)             --     (17,481)
                                           --------          --------  --------

   Total Other Comprehensive Income         (15,770)             --     (15,770)
                                           --------          --------  --------

Balance at March 31, 2001                  $(15,770)         $ 54,845  $ 39,075
                                           ========          ========  ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                             (dollars in thousands)

                                                   Three Months   Three Months
                                                       Ended          Ended
                                                  March 30, 2001  March 31, 2000
                                                  --------------  --------------

Cash Flows from Operating Activities:
Net income                                           $  1,887       $    881
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation expense                              10,977         10,678
Changes in assets and liabilities:
     Rents and other receivables                         (310)           540
     Restricted cash                                     (525)         1,193
     Other assets                                          98            103
     Accounts payable and accrued liabilities          (1,057)        (1,734)
     Deferred rental income                              (112)        (1,595)
     Security and other deposits                        2,300            797
                                                     --------       --------

     Net cash provided by operating activities         13,258         10,863
                                                     --------       --------

Cash Flows from Investing Activities:
Aircraft improvements                                  (2,254)          (433)
                                                     --------       --------

     Net cash used in investing activities             (2,254)          (433)
                                                     --------       --------

Cash Flows from Financing Activities:
Repayment of notes payable                            (14,112)        (8,508)
                                                     --------       --------

     Net cash used in financing activities            (14,112)        (8,508)
                                                     --------       --------

Net (Decrease) Increase in Cash and Cash
  Equivalents                                          (3,108)         1,922

Cash and Cash Equivalents at Beginning of Period       76,658         72,682
                                                     --------       --------

Cash and Cash Equivalents at End of Period           $ 73,550       $ 74,604
                                                     ========       ========


Supplemental Cash Flow Information:
     Cash paid for interest expense                  $ 18,981       $ 19,528
                                                     ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                 March 31, 2001


Note 1 - Organization

         Aircraft Finance Trust is a special purpose statutory business trust that was formed on April 13, 1999 under the laws of Delaware. Aircraft Finance Trust and its two subsidiaries (collectively "Aircraft Finance") were formed to conduct certain limited activities, including buying, owning, leasing, and selling commercial jet aircraft and related activities.

         On May 5, 1999, Aircraft Finance completed a securitization transaction in which it received proceeds from a private placement offering of notes and from the issuance of beneficial interest certificates and simultaneously paid for the acquisition of 36 commercial jet aircraft.


Note 2 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, these interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair statement of these interim results have been included. All intercompany accounts and transactions have been eliminated. The results for the interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

         These interim unaudited consolidated financial statements should be read in conjunction with Aircraft Finance's consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

Note 3 - New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", to defer the effective date of FAS 133 by one year. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138 ("FAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". FAS 138 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and certain hedging activities. FAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for Aircraft Finance). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For Aircraft Finance's swap agreements which meet the definition of cash-flow hedge transactions, in which Aircraft Finance is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. As a result of the adoption of FAS 133, as amended, on January 1, 2001, Aircraft Finance recorded derivative contracts (an asset on the balance sheet reflecting the estimated fair value of its outstanding swaps) and a corresponding increase to other comprehensive income, a component of beneficial interest holders' equity, of $1.7 million.

         On March 31, 2001, the fair value of these interest rate swaps was approximately ($15.8) million compared to $1.7 million on December 31, 2000, a change in fair value of the derivatives of ($17.5) million.


Note 4 - Derivative Financial Instruments

Interest Rate Swap Agreements

         As of March 31, 2001, Aircraft Finance was a party to seven interest rate swap agreements. Four of them were entered into on May 5, 1999 and the other three on July 15, 2000. The total aggregate gross notional principal amount of these interest rate swaps is $865 million at March 31, 2001. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on LIBOR. On March 31, 2001, the fair values of these interest rate swaps was approximately ($15.8) million compared to $1.7 million on December 31, 2000. The change in fair value of the seven interest rate swaps was due to changes in market interest rates. This change was recorded in other comprehensive income in the equity section of the balance sheet.

         The following  table  presents,  as of March 31, 2001, a summary of the
terms  of  Aircraft  Finance's  interest  rate  swap  agreements:   (dollars  in
thousands)

   Fixed      Rate to be          Rate to be
 Notional  paid by Aircraft  received by Aircraft     Maturity         Estimated
  Amount        Finance             Finance             Date          fair value
  ------        -------             -------             ----          ----------
$  60,000         5.50%              LIBOR        January 15, 2002   $     (418)
  175,000         5.56%              LIBOR        October 15, 2002       (2,447)
  345,000         5.65%              LIBOR        January 15, 2004       (6,250)
  230,000         5.71%              LIBOR       November 15, 2004       (4,422)
   20,000         7.14%              LIBOR        October 15, 2002         (392)
   20,000         7.13%              LIBOR        January 15, 2002         (749)
   15,000         7.17%              LIBOR            May 15, 2005       (1,092)
                                                                     ----------
                                                                     $  (15,770)
                                                                     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         On May 5, 1999, Aircraft Finance issued $1,209 million of Asset Backed Notes (the "Initial Notes"). The Initial Notes were issued in five classes; Class A-1, Class A-2, Class B, Class C and Class D. The Initial Notes were issued simultaneously with the execution of an agreement for the sale of the beneficial interest of Aircraft Finance for $39 million and an agreement to acquire 36 commercial jet aircraft for $1,196 million. On January 20, 2000, Aircraft Finance completed an exchange offer whereby Aircraft Finance issued four classes of new notes (the "Exchange Notes") in exchange for the four corresponding classes of the Initial Notes. The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The Class D Notes remain unchanged. $3 million of the Class A-2 Initial Notes was not tendered in the exchange offer and remain outstanding.

         Aircraft Finance is a special purpose entity, which owns aircraft subject to operating leases. Aircraft Finance's business consists of aircraft leasing activities. Aircraft Finance may also engage in acquisitions of additional aircraft and sales of aircraft. Any acquisitions of additional aircraft and the related issuance of additional notes will require confirmation by the rating agencies that they will not lower, qualify or withdraw their ratings on the outstanding Notes as a result. Aircraft Finance's cash flows from such activities will be used to service the interest and principal on the outstanding Notes and to make distributions of remaining amounts to the holders of the beneficial interest certificates, after the payment of expenses incurred by Aircraft Finance.

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

Recent Developments

The Aircraft and Lessees

         In January 2001, a B737-300 aircraft formerly leased by a lessee based in Ireland was returned early. In March 2001, Aircraft Finance delivered this aircraft to a lessee based in the United Kingdom for a short-term lease of 6 months. This aircraft represents approximately 2.4% of the aggregate appraised value at December 31, 2000.

         On January 10, 2001, Trans World Airlines, Inc. ("TWA"), one of Aircraft Finance's lessees, filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). TWA leases one aircraft from Aircraft Finance, which represents 4.9% of the aircraft by aggregate appraised value as of December 31, 2000. On March 23, 2001, TWA paid rents due as of March 22, 2001. By order of Judge Peter J. Walsh dated March 12, 2001, the Bankruptcy Court authorized American Airlines, Inc.'s ("American") bid, submitted on February 28, 2001, to sell substantially all of TWA's assets to American. As of March 12, 2001, Aircraft Finance has entered into a new agreement with American with respect to the TWA lease. The new lease term has an expiration date of September 22, 2002. At March 31, 2001, TWA was current in its payments, which are due in arrears.

Other Developments

         Under the terms of the indenture, Aircraft Finance is required to obtain annual appraisals of its aircraft. In February 2001, Aircraft Finance received appraisals of the adjusted base values of the aircraft as of December 31, 2000 from three independent appraisers that are members of the International Society of Transport Aircraft Trading, as required by the indenture. The aggregate of the average of the three appraisals (the current appraised value) of the aircraft at December 31, 2000 was $1,177.4 million. Such average is below the assumed portfolio values set forth in the indenture relating to the notes for certain months in 2001. This reduction in the appraised value of the portfolio resulted in an increased scheduled principal payment to the Class A Notes in March 2001.

         As of March 31, 2001, there were three former lessees on non-accrual status. With respect to these lessees, all four aircraft have been returned early. The total amount of rent and maintenance reserve payments outstanding under the leases for the four aircraft from these three lessees amounted to approximately $5.8 million at March 31, 2001. One of these lessees, based in Brazil, owed approximately $1.0 million at March 31, 2001 for outstanding maintenance reserve payments, after the application of a $1.0 million cash security deposit. The second lessee based in the United States owed approximately $1.2 million at March 31, 2001 for outstanding maintenance reserve payments after the application of $0.8 million of cash security deposits and a letter of credit. The third lessee, based in Turkey, owed approximately $3.6 million at March 31, 2001 for outstanding rent and maintenance reserve payments after the application of $1.1 million of cash security deposits and letters of credit.

         As of March 31, 2001, Aircraft Finance has repaid principal on the Notes of $96.3 million, as compared to $81.5 million based on revenue and expense assumptions found in the Offering Memorandum dated April 21, 1999. For a more detailed analysis of Aircraft Finance's performance compared to the assumptions in the Offering Memorandum, see the unaudited Exhibit 99.1.

         The beneficial interests in Aircraft Finance were originally purchased by UniCapital AFT-1, Inc. (51%) and UniCapital AFT-II, Inc. (49%), each of which were wholly-owned indirect subsidiaries of UniCapital Air Group, Inc., a wholly-owned subsidiary of UniCapital Coporation (UniCapital). During 1999, 2000, and the 2001 Quarter, UniCapital sold all of its ownership of AFT-I, Inc., and AFT-I, Inc. and AFT-II Inc. sold certain of their beneficial interests in Aircraft Finance to financial services companies. In addition, during this period, AFT-II, Inc. also transferred certain of its remaining interests to AFT-III, Inc., a wholly-owned indirect subsidiary of UniCapital. As of March 31, 2001, the financial services companies owned 68.4% of Aircraft Finance; AFT-II, Inc. owned 1.6% of Aircraft Finance and AFT-III, Inc. owned 30% of Aircraft Finance. UniCapital and the entity that directly owns AFT-II, Inc. and AFT-III, Inc. have petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

Results of Operations

         Aircraft Finance reported net income of $1.9 million during the three months ended March 31, 2001 (2001 Quarter), on total revenues of $37.7 million compared to net income of $0.9 million, on total revenues of $36.9 million, during the three months ended March 31, 2000 (2000 Quarter). The increase is primarily due to lower interest expense and higher rental and other income from operating leases. Aircraft Finance's revenues consisted of rental income from operating leases and interest income earned on cash balances.

         Rental and other income from operating leases during the 2001 Quarter and the 2000 Quarter was $36.4 and $35.7 million, respectively. The increase is primarily due to several aircraft being re-leased to lessees who are current on payments as well as termination fee income during the 2001 Quarter.

         Interest income during the 2001 Quarter and the 2000 Quarter was $1.3 million and $1.2 million, respectively. Interest income is earned on Aircraft Finance's cash balances, which are invested in short-term highly liquid investments as permitted by the indenture. The amount of interest income earned varies based upon the current interest rates paid on such investments and the level of cash balances held by Aircraft Finance.

         Interest expense, net of interest rate swap proceeds of $0.1 million, was $18.9 million during the the 2001 Quarter compared to $19.5, net of interest rate swap proceeds of $1.0 million during the 2000 Quarter. Interest expense is paid on Aircraft Finance's outstanding Notes. The weighted average interest rate on the Notes during the 2001 Quarter and the 2000 Quarter was 6.74% and 6.59%, respectively. The outstanding balance of the Notes at March 31, 2001 and March 31, 2000 was $1,112.7 million and $1,167.7 million, respectively. Interest expense varies based on the actual interest rates on the floating rate Notes, the interest rate swap costs or proceeds and the outstanding principal balances of the Notes.

         Depreciation expense during the 2001 Quarter and the 2000 Quarter was $11.0 million and $10.7 million, respectively. The increase in the 2001 Quarter is primarily due to the depreciation of additional capitalized improvements.

         Operating expense during the 2001 Quarter and the 2000 Quarter was $4.5 million and $4.4 million, respectively. Operating expense consists primarily of aircraft maintenance expense and lease related costs. Most of Aircraft Finance's lease contracts require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make certain payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Such amounts are included in rental and other income from operating leases. Under the provisions for many leases, for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to, but not exceeding, related payments made by the lessee, to the lessor based on those measures of usage. Reserves are maintained at amounts considered adequate to cover those expected payments for maintenance costs.

         Administrative and other expenses during the 2001 Quarter and the 2000 Quarter were $1.5 million for both periods. These expenses consist primarily of fees paid to the service providers and other general and administrative costs. The most significant of these fees was the servicer fee, which amounted to $1.1 million in each period. A significant portion of the fees paid to the Servicer corresponds to rental payments due and received. These fees are based upon a fixed percentage of rental receipts and will vary with rental income of Aircraft Finance.

         On March 31, 2001, the fair value of the interest rate swaps was approximately ($15.8) million compared to $1.7 million on December 31, 2000, a difference of ($17.5) million. This accumulated other comprehensive income of ($15.8) million was recorded in the Consolidated Statement of Comprehensive Income.

Liquidity

         Aircraft Finance held cash and cash equivalents of $73.6 million, and restricted cash of $18.3 million at March 31, 2001 compared to $76.7 million and $17.8 million, respectively, at March 31, 2000. The liquidity reserve amount, which is included in cash and cash equivalents, was $52 million at March 31, 2001 and March 31, 2000, respectively. The liquidity reserve amount is required under the terms of the indenture and is intended to serve as a source of liquidity for Aircraft Finance's maintenance obligations and other contingent costs.

Cash Flows from Operating Activities

         Aircraft Finance's cash flows from operating activities depend on many factors including, but not limited to, the performance of lessees and Aircraft Finance's ability to re-lease aircraft, the average interest rates of the Notes, the efficiency of its interest rate hedging policies, the ability of interest rate swap providers to perform under the terms of the swap agreements.

         Net cash provided by operating activities for the 2001 Quarter amounted to $13.3 million, primarily reflecting net income of $1.9 million adjusted by non-cash depreciation expense of $11 million, and an increase in security and other deposits of $2.3 million. These were offset by decreases in accounts payable and accrued liabilities of $1.1 million and increases in restricted cash of $0.5 million and rent and other receivables of $0.3 million.

         Net cash provided by operating activities for the 2000 Quarter amounted to $10.9 million, primarily reflecting net income of $0.9 million adjusted by non-cash depreciation expense of $10.7 million, a decrease in restricted cash of $1.2 million and an increase in security and other deposits of $0.8 million. These were offset by decreases in accounts payable and accrued liabilities of $1.7 million and deferred rental income of $1.6 million.

Cash Flows from Investing and Financing Activities

         Net cash used in investing activities for the 2001 Quarter amounted to $2.3 million for capitalized aircraft improvements and aircraft delivery costs compared to $0.4 million for the 2000 Quarter.

         Net cash used in financing activities for the 2001 Quarter amounted to $14.1 million due to principal repayment on the Notes. As a result, the balances of these Notes were $1,112.7 million at March 31, 2001. Generally, principal and interest is repaid on these Notes monthly based upon the cash collected, the anticipated expenses and the cash balances held by Aircraft Finance on the calculation date. As a result, monthly principal payments on the Notes will vary depending on Aircraft Finance's revenues and expenses for the month. In addition to the factors discussed above, for the 2001 Quarter additional principal was redirected to certain Classes of Notes as a result of the annual base value appraisals of aircraft.

         Net cash used in financing activities for the 2000 Quarter amounted to $8.5 million due to principal repayment on the Notes. As a result, the balance of these Notes was $1,167.7 million at March 31, 2000.

         At March 31, 2001, Aircraft Finance was a party to seven interest rate swap agreements. Four of these agreements were entered into on May 5, 1999 and the other three were entered into on June 29, 2000 but had an effective date of July 15, 2000. The net aggregate amounts due to be paid or received by Aircraft Finance under these agreements is determined monthly and is due on the same day as the payments under the Notes. The net economic effect of these interest rate swaps was to hedge Aircraft Finance's variable interest rate exposure from movements in interest rates over the duration of certain lease terms. Please see "Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further information about these interest rate swap agreements.


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

         Aircraft Finance is a party to five classes of Notes. The estimated fair value of these Notes at March 31, 2001 was approximately $1,106 million compared to $1,121 million at December 31, 2000. The terms of each class of the Notes, including the outstanding principal amount at March 31, 2001, are as follows: (dollars in thousands)

             Outstanding
 Class of     Principal                        Expected Final        Final
  Notes        Amount       Interest Rate       Payment Date     Maturity Date
  -----        ------       -------------       ------------     -------------
Class A-1   $  512,500        LIBOR + 0.48%      May 15, 2004     May 15, 2024
Class A-2      309,830        LIBOR + 0.50%     June 15, 2008     May 15, 2024
Class B        120,401        LIBOR + 1.15%      May 15, 2016     May 15, 2024
Class C        106,000                8.00%     July 15, 2016     May 15, 2024
Class D         64,000               11.00%   August 15, 2016     May 15, 2024
            ----------
            $1,112,731
            ==========

         Aircraft Finance was a party to seven interest rate swap agreements at March 31, 2001. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on one month LIBOR. The one month LIBOR rate with respect to the Notes as of March 31, 2001 and December 31, 2000 was 5.16% and 6.71%, respectively.

         The following table presents, as of March 31, 2001, the terms of Aircraft Finance's interest rate swap agreements: (dollars in thousands)

   Fixed       Rate to be          Rate to be
 Notional   paid by Aircraft  received by Aircraft    Maturity         Estimated
  Amount         Finance             Finance            Date           air value
  ------         -------             -------            ----           ---------
   60,000         5.50%               LIBOR         January 15, 2002   $   (418)
  175,000         5.56%               LIBOR         October 15, 2002     (2,447)
  345,000         5.65%               LIBOR         January 15, 2004     (6,250)
  230,000         5.71%               LIBOR        November 15, 2004     (4,422)
   20,000         7.14%               LIBOR         October 15, 2002       (392)
   20,000         7.13%               LIBOR         January 15, 2002       (749)
   15,000         7.17%               LIBOR             May 15, 2005     (1,092)
                                                                       --------
                                                                       $(15,770)
                                                                       ========

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

                           Part II. Other Information
                           --------------------------

Item 6.       Exhibits and Reports of Form 8-K

a.      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        99.1 Other information - Analysis of actual cash flows versus assumed case

b.      Reports on Form 8-K

        During the quarterly period ended March 31, 2001, Aircraft Finance filed reports on Form 8-K dated January 16, 2001, February 15, 2001 and March 15, 2001. Such reports on Form 8-K included copies of the monthly reports to holders of the Notes.

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


         May 14, 2001               By:        /S/CHARISSE L. RODGERS
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



SIGNATURE                          TITLE                            DATE
---------                          -----                            ----


/S/DAVID H. TREITEL           Independent Controlling Trustee    May 14, 2001
----------------------------                                   ---------------
David H. Treitel


/S/RICHARD E. CAVANAGH        Independent Controlling Trustee    May 14, 2001
----------------------------                                   ---------------
Richard E. Cavanagh


/S/DONALD G. BUTLER           Equity Trustee and Controlling     May 14, 2001
----------------------------  Trustee                          ---------------


/S/CHARISSE L. RODGERS        Owner Trustee                      May 14, 2001
----------------------------                                   ---------------
Wilmington Trust Company,
not in its individual
capacity but solely as the
Owner Trustee