Form 10-Q
period 2001-06-30
AIRCRAFT FINANCE TRUST
filed 2001-08-14
CIK 1089449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                    FORM 10-Q

                            -------------------------


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                      This document consists of 23 pages.

                             Aircraft Finance Trust

            FORM 10-Q - For the Quarterly Period Ended June 30, 2001




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Consolidated Balance Sheets - June 30, 2001 and
                  December 31, 2000...........................................3

              b)  Consolidated Statements of Income - Three and Six
                  Months Ended June 30, 2001 and June 30, 2000................4

              c)  Consolidated Statements of Comprehensive Income
                  (Loss) - Three and Six Months Ended June 30, 2001
                  and June 30, 2000...........................................5

              d)  Consolidated Statement of Changes in Beneficial
                  Interest Holders' Equity - Six Months Ended
                  June 30, 2001 and Year Ended December 31, 2000..............6

              e)  Consolidated Statements of Cash Flows - Six Months
                  Ended June 30, 2001 and June 30, 2000.......................7

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

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                     Aircraft Finance Trust and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                             (dollars in thousands)

                                                        June 30,    December 31,
                                                          2001          2000
                                                          ----          ----
                                     Assets

Cash and cash equivalents                             $    70,601    $    76,658
Restricted cash                                            17,727         17,761
Rents and other receivables                                 3,184          3,352
Aircraft, net                                           1,109,510      1,129,322
Other assets                                                  410            131
                                                      -----------    -----------

     Total assets                                     $ 1,201,432    $ 1,227,224
                                                      ===========    ===========

              Liabilities and Beneficial Interest Holders' Equity

Accounts payable and accrued liabilities              $     3,802    $     5,007
Deferred rental income                                      4,036          4,927
Derivative contracts                                       12,864           --
Security and other deposits                                42,997         37,489
Notes payable:
     Class A-1                                            512,500        512,500
     Class A-2                                            291,313        322,801
     Class B                                              120,401        121,542
     Class C                                              106,000        106,000
     Class D                                               64,000         64,000
                                                      -----------    -----------
     Total notes payable                                1,094,214      1,126,843
                                                      -----------    -----------

     Total liabilities                                  1,157,913      1,174,266
                                                      -----------    -----------

Beneficial interest holders' equity:
     Beneficial interest                                   56,383         52,958
     Accumulated other comprehensive loss                 (12,864)          --
                                                      -----------    -----------

     Total beneficial interest holders' equity             43,519         52,958
                                                      -----------    -----------

     Total liabilities and beneficial interest
       holders' equity                                $ 1,201,432    $ 1,227,224
                                                      ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)
                             (dollars in thousands)




                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                         2001       2000        2001      2000
                                         ----       ----        ----      ----
Revenues:
   Rental and other income
      from operating leases             $36,112    $38,237    $72,517    $73,940
   Interest income                          957      1,465      2,246      2,677
                                        -------    -------    -------    -------

      Total revenues                     37,069     39,702     74,763     76,617
                                        -------    -------    -------    -------

Expenses:
   Interest expense                      18,361     19,548     37,239     39,015
   Depreciation expense                  11,089     10,695     22,066     21,372
   Operating expense                      4,567      4,562      9,047      8,921
   Administration and other               1,514      1,519      2,986      3,050
                                        -------    -------    -------    -------

      Total expenses                     35,531     36,324     71,338     72,358
                                        -------    -------    -------    -------

Net Income                              $ 1,538    $ 3,378    $ 3,425    $ 4,259
                                        =======    =======    =======    =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)
                             (dollars in thousands)


                                   Three Months Ended        Six Months Ended
                                        June 30,                  June 30,
                                    2001         2000        2001         2000
                                    ----         ----        ----         ----

Net income                        $  1,538     $  3,378    $  3,425     $  4,259

Other comprehensive
 loss (Notes 3 and 4)              (12,864)        --       (12,864)        --
                                  --------     --------    --------     --------

Comprehensive
income (loss)                     $(11,326)    $  3,378    $ (9,439)    $  4,259
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

                     Aircraft Finance Trust and Subsidiaries
    Consolidated Statement of Changes in Beneficial Interest Holders' Equity
                                   (unaudited)
                             (dollars in thousands)


                                           Accumulated
                                       Other Comprehensive   Beneficial
                                           Income (Loss)      Interest    Total
                                           -------------      --------    -----

Balance at December 31, 2000                    --            52,958     52,958

   Net income                                   --             3,425      3,425

   Other comprehensive loss:
   Changes in derivative instruments
     Cumulative effect of adopting FAS 133     1,711            --        1,711
     Changes in fair value of derivatives    (14,575)           --      (14,575)
                                            --------        --------   --------

   Total other comprehensive loss            (12,864)           --      (12,864)
                                            --------        --------   --------

Balance at June 30, 2001                    $(12,864)       $ 56,383   $ 43,519
                                            ========        ========   ========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                             (dollars in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                             2001        2000
                                                             ----        ----


Cash Flows from Operating Activities:
Net income                                                 $  3,425    $  4,259
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation expense                                    22,066      21,372
Changes in assets and liabilities:
     Rents and other receivables                                168         185
     Restricted cash                                             34       2,438
     Other assets                                              (279)       (145)
     Accounts payable and accrued liabilities                (1,205)     (1,827)
     Deferred rental income                                    (891)     (2,264)
     Security and other deposits                              5,508       3,417
                                                           --------    --------

     Net cash provided by operating activities               28,826      27,435
                                                           --------    --------

Cash Flows from Investing Activities:
Aircraft improvements                                        (2,254)       (900)
                                                           --------    --------

     Net cash used in investing activities                   (2,254)       (900)
                                                           --------    --------

Cash Flows from Financing Activities:
Repayment of notes payable                                  (32,629)    (20,210)
                                                           --------    --------

     Net cash used in financing activities                  (32,629)    (20,210)
                                                           --------    --------

Net (Decrease) Increase in Cash and Cash Equivalents         (6,057)      6,325

Cash and Cash Equivalents at Beginning of Period             76,658      72,682
                                                           --------    --------

Cash and Cash Equivalents at End of Period                 $ 70,601    $ 79,007
                                                           ========    ========

Supplemental Cash Flow Information:
     Cash paid for interest expense                        $ 37,512    $ 39,137
                                                           ========    ========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                  June 30, 2001


Note 1 - Organization

         Aircraft Finance Trust is a special purpose statutory business trust that was formed on April 13, 1999 under the laws of Delaware. Aircraft Finance Trust and its three subsidiaries (collectively, "Aircraft Finance") were formed to conduct certain limited activities, including buying, owning, leasing, and selling commercial jet aircraft and related activities.

         On May 5, 1999, Aircraft Finance completed a securitization transaction in which it received proceeds from a private placement offering of notes and from the issuance of beneficial interest certificates and simultaneously paid for the acquisition of 36 commercial jet aircraft.


Note 2 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, these interim statements do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair statement of these interim results have been included. All intercompany accounts and transactions have been eliminated. The results for the interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

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

Note 3 - New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", to defer the effective date of FAS 133 by one year. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138 ("FAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". FAS 138 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and certain hedging activities. FAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for Aircraft Finance). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For Aircraft Finance's swap agreements which meet the definition of cash-flow hedge transactions, in which Aircraft Finance is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. As a result of the adoption of FAS 133, as amended, on January 1, 2001, Aircraft Finance recorded derivative contracts on the balance sheet reflecting the estimated fair value of its outstanding swaps and a corresponding increase to other comprehensive income, a component of beneficial interest holders' equity, of $1.7 million.

         On June 30, 2001, the fair value of these interest rate swaps was approximately ($12.9) million compared to $1.7 million on January 01, 2001, a change in fair value of the derivatives of ($14.6) million.


Note 4 - Derivative Financial Instruments

Interest Rate Swap Agreements

         As of June 30, 2001, Aircraft Finance was a party to seven interest rate swap agreements. Four of them were entered into on May 5, 1999 and the other three on July 15, 2000. The total aggregate gross notional principal amount of these interest rate swaps is $865 million at June 30, 2001. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on LIBOR. On June 30, 2001, the fair values of these interest rate swaps was approximately ($12.9) million compared to $1.7 million on December 31, 2000. Due to the potential volatility of LIBOR, the fair value of Aircraft Finance's interest rate swap agreements are also subject to volatility. The change in fair value of the seven interest rate swaps was due to changes in market interest rates. This change was recorded in other comprehensive income in the equity section of the balance sheet.

         The  following  table  presents,  as of June 30, 2001, a summary of the
terms  of  Aircraft  Finance's  interest  rate  swap  agreements:   (dollars  in
thousands)

  Fixed      Rate to be          Rate to be
 Notional  paid by Aircraft  received by Aircraft     Maturity        Estimated
  Amount        Finance             Finance             Date          fair value
  ------        -------             -------             ----          ----------
$ 60,000         5.50%              LIBOR          January 15, 2002   $   (506)
 175,000         5.56%              LIBOR          October 15, 2002     (2,711)
 345,000         5.65%              LIBOR          January 15, 2004     (5,107)
 230,000         5.71%              LIBOR         November 15, 2004     (2,599)
  20,000         7.13%              LIBOR          January 15, 2002       (344)
  20,000         7.14%              LIBOR          October 15, 2002       (707)
  15,000         7.17%              LIBOR            May 15, 2005         (890)
                                                                      --------
                                                                      $(12,864)
                                                                      ========


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

         Aircraft Finance is a special purpose entity, which owns aircraft subject to operating leases. Aircraft Finance's business consists of aircraft leasing activities. Aircraft Finance may also engage in acquisitions of additional aircraft and sales of aircraft. Any acquisitions of additional aircraft and the related issuance of additional notes will require confirmation by the rating agencies that they will not lower, qualify or withdraw their ratings on the outstanding Notes as a result. Aircraft Finance's aggregate cash flows from such activities will be used to service the interest and principal on the outstanding Notes and to make distributions of remaining amounts to the holders of the beneficial interest certificates, after the payment of expenses incurred by Aircraft Finance.

         Aircraft Finance's ability to generate sufficient cash from its aircraft assets to service the outstanding Notes will depend primarily on the rental rates it can achieve on leases, the lessees' ability to perform according to the terms of the leases and the prices it can achieve on any aircraft sales. Aircraft Finance's ability to service the outstanding Notes will also depend on the level of Aircraft Finance's operating expenses, including maintenance obligations that are expected to increase as the aircraft age, and any unforeseen liabilities. The indenture governing the Notes requires that Aircraft Finance maintain a cash reserve balance on deposit in a collections account and permits Aircraft Finance to establish a credit facility, in order to provide a source of liquidity for Aircraft Finance's obligations.

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

Recent Developments

The Aircraft and Lessees

         In January 2001, a B737-300 aircraft formerly leased by a lessee based in Ireland was returned early. In March 2001, Aircraft Finance delivered this aircraft to a lessee based in the United Kingdom for a short-term lease ending October 31, 2001. This aircraft represents approximately 2.4% of the aggregate appraised value at December 31, 2000.

         On January 10, 2001, Trans World Airlines, Inc. ("TWA"), one of Aircraft Finance's lessees, filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). TWA leases one aircraft from Aircraft Finance, which represents 4.9% of the aircraft by aggregate appraised value as of December 31, 2000. By order of Judge Peter J. Walsh dated March 12, 2001, the Bankruptcy Court authorized American Airlines, Inc.'s ("American") bid, submitted on February 28, 2001, to sell substantially all of TWA's assets to American. As of March 12, 2001, Aircraft Finance has entered into a new agreement with American with respect to the TWA lease. The new lease term has an expiration date of September 22, 2002. At June 30, 2001, TWA was current in its payments, which are due in arrears.

         In June 2001, Aircraft Finance signed a contract with a lessee based in the Ukraine for a five year lease of one B737-300 aircraft, which will be returned from British Midland in March 2002. This aircraft represents approximately 2.5% of the aggregate appraised value at December 31, 2000.

Other Developments

         Under the terms of the indenture, Aircraft Finance is required to obtain annual appraisals of its aircraft. In February 2001, Aircraft Finance received appraisals of the adjusted base values of the aircraft as of December 31, 2000 from three independent appraisers that are members of the International Society of Transport Aircraft Trading, as required by the indenture. The aggregate of the average of the three appraisals (the current appraised value) of the aircraft at December 31, 2000 was $1,177.4 million. Such average is below the assumed portfolio values set forth in the indenture relating to the notes for certain months in 2001. This reduction in the appraised value of the portfolio resulted in increased scheduled principal payments to the Class A Notes.

         As of June 30, 2001, there were three former lessees on non-accrual status. With respect to these lessees, all four aircraft have been returned early. The total amount of rent and maintenance reserve payments outstanding under the leases for the four aircraft from these three lessees amounted to approximately $5.6 million at June 30, 2001. One of these lessees, based in Brazil, owed approximately $1.0 million at June 30, 2001 for outstanding maintenance reserve payments, after the application of a $1.0 million cash security deposit. The second lessee, based in the United States, owed approximately $1.0 million at June 30, 2001 for outstanding maintenance reserve payments after the application of $1.1 million of cash security deposits and a letter of credit. The third lessee, based in Turkey, owed approximately $3.6 million at June 30, 2001 for outstanding rent and maintenance reserve payments after the application of $1.1 million of cash security deposits and letters of credit.

         As of June 30, 2001, Aircraft Finance has repaid principal on the Notes of $114.8 million, as compared to $93.1 million based on revenue and expense assumptions found in the Offering Memorandum dated April 21, 1999. For a more detailed analysis of Aircraft Finance's performance compared to the assumptions in the Offering Memorandum, see the unaudited Exhibit 99.1.

         The beneficial interests in Aircraft Finance were originally purchased by UniCapital AFT-I, Inc. (51%) and UniCapital AFT-II, Inc. (49%), each of which were wholly-owned indirect subsidiaries of UniCapital Air Group, Inc., a wholly-owned subsidiary of UniCapital Coporation (UniCapital). During 1999, 2000, and the period ended June 30, 2001, UniCapital sold all of its ownership of AFT-I, Inc., and AFT-I, Inc. and AFT-II Inc. sold certain of their beneficial interests in Aircraft Finance to financial services companies. In addition, during the period ended June 30, 2001, AFT-II, Inc. also transferred certain of its remaining interests to AFT-III, Inc., a wholly-owned indirect subsidiary of UniCapital. As of June 30, 2001, financial services companies owned 68.4% of Aircraft Finance, AFT-II, Inc. owned 1.6% of Aircraft Finance and AFT-III, Inc. owned 30% of Aircraft Finance. On December 11, 2000, UniCapital and the entity that directly owns AFT-II, Inc. and AFT-III, Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.
S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). As of August 10, 2001, UniCapital is still operating as a debtor in possession under the jurisdiction of the Bankruptcy Court.

Results of Operations

         Aircraft Finance reported net income of $1.5 million during the three months ended June 30, 2001 ("2001 Quarter") on total revenues of $37.1 million compared to $3.4 million on total revenues of $39.7 million during the three months ended June 30, 2000 ("2000 Quarter"), and net income of $3.4 million on total revenue of $74.8 million during the six months ended June 30, 2001 ("2001 Period") compared to $4.3 million on total revenue of $76.6 million during six months ended June 30, 2000 ("2000 Period"). The decrease in net income is primarily due to decreases in rental and other income from operating leases and interest income partially offset by a decrease in interest expense. Aircraft Finance's revenues consisted of rental and other income from operating leases and interest income earned on cash balances.

         Rental and other income from operating leases was $36.1 million for the 2001 Quarter compared to $38.2 million for the 2000 Quarter, and $72.5 million for the 2001 Period compared to $73.9 million for the 2000 Period. The decrease of rental and other income in 2001 Period is primarily due to decrease in rental rate of new leases.

         Interest income was $1.0 million for the 2001 Quarter compared to $1.5 million for the 2000 Quarter, and $2.2 million for the 2001 Period compared to $2.7 million for the 2000 Period. These decreases are the result of lower average cash balances and a decline in the interest rate earned on those balances. Interest income is earned on Aircraft Finance's cash balances, which are invested in short-term highly liquid investments as permitted by the indenture. The amount of interest income earned varies based upon the current interest rates paid on such investments and the level of cash balances held by Aircraft Finance.

         Interest expense, including interest rate swap payments of $2.4 million, was $18.4 million for the 2001 Quarter compared to $19.5 million, net of interest rate swap proceeds of $1.7 million, for the 2000 Quarter, and $37.2 million, including net interest rate swap payments of $2.3 million, for the 2001 Period compared to $39 million, net of interest rate swap proceeds of $2.7 million, for the 2000 Period. Interest expense is paid on Aircraft Finance's outstanding Notes. The weighted average interest rate on the Notes for the 2001 Quarter and 2001 Period was 6.60% and 6.67%, respectively, compared to 6.67% and 6.63% for the 2000 Quarter and 2000 Period, respectively. The outstanding balance of the Notes at June 30, 2001 and June 30, 2000 was $1,094.2 million and $1,156.0 million, respectively. Interest expense varies based on the actual interest rates on the floating rate Notes, the interest rate swap costs or proceeds and the outstanding principal balances of the Notes.

         Depreciation expense was $11.1 million for the 2001 Quarter compared to $10.7 million for the 2000 Quarter, and $22.1 million for the 2001 Period compared to $ 21.4 million for the 2000 Period. The increase in the 2001 Quarter and 2001 Period as compared to the 2000 Quarter and 2000 Period is primarily due to the depreciation of additional capitalized improvements.

         Operating expense was $4.6 million for both the 2001 Quarter and the 2000 Quarter, and $9.0 million for the 2001 Period compared to $8.9 million for the 2000 Period. Operating expense consists primarily of aircraft maintenance expense and lease related costs. Most of Aircraft Finance's lease contracts require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make certain payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Such payments are included in rental and other income from operating leases. Under the provisions for many leases, for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to, but not exceeding, related payments made by the lessee, to the lessor based on those measures of usage. Reserves are maintained at amounts considered adequate to cover those expected payments for maintenance costs.

         Administrative and other expenses were $1.5 million for both the 2001 Quarter and the 2000 Quarter, and $3.0 million for the 2001 Period compared to $3.1 million for the 2000 Period. These expenses consist primarily of fees paid to the service providers and other general and administrative costs. The most significant of these fees was the servicer fee, which amounted to $1.1 million for both the 2001 Quarter and 2000 Quarter, and $2.2 million for both the 2001 Period and the 2000 Period. A significant portion of the fees paid to the Servicer corresponds to rental payments due and received. These fees are based upon a fixed percentage of rental receipts and will vary with rental income of Aircraft Finance.

         On June 30, 2001, the fair value of the interest rate swaps was approximately ($12.9) million compared to $1.7 million on December 31, 2000, a difference of ($14.6) million. This accumulated other comprehensive income of ($14.6) million was recorded in the Consolidated Statement of Comprehensive Income.

Liquidity

         Aircraft Finance held cash and cash equivalents of $70.6 million, and restricted cash of $17.7 million at June 30, 2001, compared to $79.0 million and $17.0 million, respectively, at June 30, 2000. The liquidity reserve amount, which is included in cash and cash equivalents, was $52.0 million at both June 30, 2001 and June 30, 2000. The liquidity reserve amount is required under the terms of the indenture and is intended to serve as a source of liquidity for Aircraft Finance's maintenance obligations and other contingent costs.

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

         Net cash provided by operating activities for the 2001 Period amounted to $28.8 million, primarily reflecting net income of $3.4 million adjusted by non-cash depreciation expense of $22.0 million, and increases in security and other deposits of $5.5 million and rent and other receivables of $0.2 million.

These were offset by decreases in accounts payable and accrued liabilities of $1.2 million, deferred rental income of $0.9 million, and other assets of $0.3 million.

         Net cash provided by operating activities for the 2000 Period amounted to $27.4 million, primarily reflecting net income of $4.3 million adjusted by non-cash depreciation expense of $21.4 million, a decrease in restricted cash of $2.4 million and an increase in security and other deposits of $3.4 million. These were offset by decreases in accounts payable and accrued liabilities of $1.8 million and deferred rental income of $2.3 million.

Cash Flows from Investing and Financing Activities

         Net cash used in investing activities for the 2001 Period amounted to $2.3 compared to $0.9 million for the 2000 Period. Aircraft Finance incurred greater expenditures on capitalized aircraft improvements and aircraft delivery costs in the 2001 Period compared to the 2000 Period.

         Net cash used in financing activities for the 2001 Period amounted to $32.6 million due to principal repayment on the Notes. As a result, the balances of these Notes were $1,094.2 million at June 30, 2001. Generally, principal and interest is repaid on these Notes monthly based upon the cash collected, the anticipated expenses and the cash balances held by Aircraft Finance on the calculation date. As a result, monthly principal payments on the Notes will vary depending on Aircraft Finance's revenues and expenses for the month. In addition to the factors discussed above, during the 2001 Period additional principal was redirected to certain Classes of Notes as a result of the annual base value appraisals of aircraft.

         Net cash used in financing activities for the 2000 Period amounted to $20.2 million due to principal repayment on the Notes. As a result, the balance of these Notes was $1,156.0 million at June 30, 2000.

         At June 30, 2001, Aircraft Finance was a party to seven interest rate swap agreements. Four of these agreements were entered into on May 5, 1999 and the other three were entered into on June 29, 2000 but had an effective date of July 15, 2000. The net aggregate amounts due to be paid or received by Aircraft Finance under these agreements is determined monthly and is due on the same day as the payments under the Notes. The net economic effect of these interest rate swaps was to hedge Aircraft Finance's variable interest rate exposure from movements in interest rates over the duration of certain lease terms. Please see "Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further information about these interest rate swap agreements.


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

Counterparties will be subject to the prior approval of the controlling trustees. Currently, Aircraft Finance's counterparty is an affiliate of Lehman Brothers Inc. Future counterparties may consist primarily of the affiliates of major United States and European financial institutions, including special-purpose derivative vehicles, that have credit ratings, or that provide collateralization arrangements, consistent with maintaining the ratings of the Notes.

         Aircraft Finance is a party to five classes of Notes. The estimated fair value of these Notes at June 30, 2001 was approximately $1,086 million compared to $1,121 million at December 31, 2000. The terms of each class of the Notes, including the outstanding principal amount at June 30, 2001, are as follows: (dollars in thousands)

              Outstanding
 Class of      Principal                    Expected Final            Final
  Notes         Amount     Interest Rate     Payment Date         Maturity Date
  -----         ------     -------------     ------------         -------------
 Class A-1   $  512,500    LIBOR + 0.48%      May 15, 2004         May 15, 2024
 Class A-2      291,313    LIBOR + 0.50%     June 15, 2008         May 15, 2024
 Class B        120,401    LIBOR + 1.15%      May 15, 2016         May 15, 2024
 Class C        106,000            8.00%     July 15, 2016         May 15, 2024
 Class D         64,000           11.00%   August 15, 2016         May 15, 2024
             ----------
             $1,094,214
             ==========

         Aircraft Finance was a party to seven interest rate swap agreements at June 30, 2001. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on one month LIBOR. The one month LIBOR rate with respect to the Notes as of June 30, 2001 and December 31, 2000 was 3.98% and 6.71%, respectively. Due to the volatility of LIBOR, the fair value of Aircraft Finance's interest rate swap agreements are also subject to volatility.

         The following table presents, as of June 30, 2001, the terms of Aircraft Finance's interest rate swap agreements: (dollars in thousands)

  Fixed      Rate to be          Rate to be
Notional  paid by Aircraft  received by Aircraft     Maturity         Estimated
 Amount        Finance             Finance             Date          fair value
 ------        -------             -------             ----          ----------
$ 60,000        5.50%               LIBOR          January 15, 2002   $   (506)
 175,000        5.56%               LIBOR          October 15, 2002     (2,711)
 345,000        5.65%               LIBOR          January 15, 2004     (5,107)
 230,000        5.71%               LIBOR         November 15, 2004     (2,599)
  20,000        7.13%               LIBOR          January 15, 2002       (344)
  20,000        7.14%               LIBOR          October 15, 2002       (707)
  15,000        7.17%               LIBOR              May 15, 2005       (890)
                                                                      --------
                                                                      $(12,864)
                                                                       ========

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

                           Part II. Other Information
                           --------------------------

Item 6.  Exhibits and Reports of Form 8-K

a.      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        99.1 Other information - Analysis of actual cash flows versus assumed case

b.      Reports on Form 8-K

        During the quarterly period ended June 30, 2001, Aircraft Finance filed reports on Form 8-K dated April 17, 2001, May 15, 2001 and June 15, 2001. Such reports on Form 8-K included copies of the monthly reports to holders of the Notes.

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


                                         AIRCRAFT FINANCE TRUST
                                         by Wilmington Trust Company,
                                         not in its individual capacity but
                                         solely as the Owner Trustee


       August 14, 2001                   By:    /S/CHARISSE L. RODGERS
       ---------------                          ----------------------
           Date                          Name:  Charisse L. Rodgers
                                         Title: Assistant Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                      TITLE                             DATE
---------                      -----                             ----


/S/DAVID H. TREITEL            Independent Controlling Trustee   August 14, 2001
-------------------                                              ---------------
David H. Treitel


/S/RICHARD E. CAVANAGH         Independent Controlling           August 14, 2001
----------------------         Trustee                           ---------------
Richard E. Cavanagh


/S/DONALD G. BUTLER            Equity Trustee and Controlling    August 14, 2001
-------------------            Trustee                           ---------------
Donald G. Butler


/S/CHARISSE L. RODGERS         Owner Trustee                     August 14, 2001
----------------------                                           ---------------
Wilmington Trust Company, not
in its individual capacity but
solely as the Owner Trustee