Form 10-Q
period 2001-09-30
AIRCRAFT FINANCE TRUST
filed 2001-11-14
CIK 1089449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                    FORM 10-Q

                            -------------------------


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                      This document consists of 23 pages.

                             Aircraft Finance Trust

          FORM 10-Q - For the Quarterly Period Ended September 30, 2001




                                      INDEX



Part I.       Financial Information Page

         Item 1.      Financial Statements

              a)  Consolidated Balance Sheets - September 30, 2001 and
                  December 31, 2000...........................................3

              b)  Consolidated Statements of Income (Loss) - Three and
                  Nine Months Ended September 30, 2001 and
                  September 30, 2000..........................................4

              c)  Consolidated Statements of Comprehensive Income
                  (Loss) - Three and Nine Months Ended September 30, 2001
                  and September 30, 2000......................................5

              d)  Consolidated Statement of Changes in Beneficial
                  Interest Holders' Equity - Nine Months Ended
                  September 30, 2001 and Year Ended December 31, 2000.........6

              e)  Consolidated Statements of Cash Flows - Nine Months Ended
                  September 30, 2001 and September 30, 2000...................7

              f)  Notes to Consolidated Financial Statements..................8

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........11

         Item 3.      Quantitative and Qualitative Disclosures about
                      Market Risk............................................17

Part II.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K.......................19

         Signatures   .......................................................20

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements


                     Aircraft Finance Trust and Subsidiaries
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                     September 30,  December 31,
                                                          2001          2000
                                                     -------------  ------------
                                                      (unaudited)
                                     Assets

Cash and cash equivalents                            $    73,220    $    76,658
Restricted cash                                           11,247         17,761
Rents and other receivables                                3,843          3,352
Aircraft, net                                          1,080,263      1,129,322
Other assets                                                 339            131
                                                     -----------    -----------

     Total assets                                    $ 1,168,912    $ 1,227,224
                                                     ===========    ===========

              Liabilities and Beneficial Interest Holders' Equity

Accounts payable and accrued liabilities             $     4,076    $     5,007
Deferred rental income                                     4,098          4,927
Derivative contracts                                      37,735           --
Security and other deposits                               41,125         37,489
Notes payable:
     Class A-1                                           512,500        512,500
     Class A-2                                           278,567        322,801
     Class B                                             119,814        121,542
     Class C                                             106,000        106,000
     Class D                                              64,000         64,000
                                                     -----------    -----------
     Total notes payable                               1,080,881      1,126,843
                                                     -----------    -----------

     Total liabilities                                 1,167,915      1,174,266
                                                     -----------    -----------

Beneficial interest holders' equity:
     Beneficial interest                                  38,732         52,958
     Accumulated other comprehensive loss                (37,735)          --
                                                     -----------    -----------

     Total beneficial interest holders' equity               997         52,958
                                                     -----------    -----------

     Total liabilities and beneficial interest
        holders' equity                              $ 1,168,912    $ 1,227,224
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                    Consolidated Statements of Income (Loss)
                                   (unaudited)
                             (dollars in thousands)




                                     Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                      2001         2000      2001         2000
                                      ----         ----      ----         ----
Revenues:
   Rental and other income
      from operating leases         $  37,089   $  35,920  $ 109,606   $ 109,860
   Interest income                        767       1,493      3,013       4,170
                                    ---------   ---------  ---------   ---------

      Total revenues                   37,856      37,413    112,619     114,030
                                    ---------   ---------  ---------   ---------

Expenses:
   Interest expense                    18,121      19,649     55,360      58,664
   Depreciation expense                11,089      10,671     33,155      32,043
   Impairment expense                  18,158        --       18,158        --
   Operating expense                    6,614       4,528     15,661      13,449
   Administration and other             1,525       1,475      4,511       4,525
                                    ---------   ---------  ---------   ---------

      Total expenses                   55,507      36,323    126,845     108,681
                                    ---------   ---------  ---------   ---------

Net (Loss) Income                   $ (17,651)  $   1,090  $ (14,226)  $   5,349
                                    =========   =========  =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)
                             (dollars in thousands)


                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                    2001         2000        2001         2000
                                    ----         ----        ----         ----

Net income (loss)                 $(17,651)    $  1,090    $(14,226)    $  5,349

Other comprehensive
 loss (Notes 3 and 4)              (24,871)        --       (37,735)        --
                                  --------     --------    --------     --------

Comprehensive
income (loss)                     $(42,522)    $  1,090    $(51,961)    $  5,349
                                  ========     ========    ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
    Consolidated Statement of Changes in Beneficial Interest Holders' Equity
                  For the Nine Months ended September 30, 2001
                                   (unaudited)
                             (dollars in thousands)


                                          Accumulated
                                      Other Comprehensive   Beneficial
                                          Income (Loss)      Interest    Total
                                          -------------      --------    ------

Balance at December 31, 2000                   --             52,958     52,958

   Net loss                                    --            (14,226)   (14,226)

   Other comprehensive loss:
   Changes in derivative instruments
     Cumulative effect of adopting
       FAS 133                                1,711             --        1,711
     Changes in fair value of
       derivatives                          (39,446)            --      (39,446)
                                           --------         --------   --------

   Total other comprehensive loss           (37,735)            --      (37,735)
                                           --------         --------   --------

Balance at September 30, 2001              $(37,735)        $ 38,732   $    997
                                           ========         ========   ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                             (dollars in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                             2001         2000
                                                             ----         ----

Cash Flows from Operating Activities:
Net income (loss)                                          $(14,226)   $  5,349
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation expense                                    33,155      32,043
     Impairment expense                                      18,158        --
Changes in assets and liabilities:
     Rents and other receivables                               (491)        897
     Restricted cash                                          6,514       2,065
     Other assets                                              (208)        (60)
     Accounts payable and accrued liabilities                  (931)     (1,754)
     Deferred rental income                                    (829)     (1,641)
     Security and other deposits                              3,636       4,005
                                                           --------    --------

     Net cash provided by operating activities               44,778      40,904
                                                           --------    --------

Cash Flows from Investing Activities:
Aircraft improvements                                        (2,254)       (546)
                                                           --------    --------

     Net cash used in investing activities                   (2,254)       (546)
                                                           --------    --------

Cash Flows from Financing Activities:
Repayment of notes payable                                  (45,962)    (32,963)
                                                           --------    --------

     Net cash used in financing activities                  (45,962)    (32,963)
                                                           --------    --------

Net (Decrease) Increase in Cash and Cash Equivalents         (3,438)      7,395

Cash and Cash Equivalents at Beginning of Period             76,658      72,682
                                                           --------    --------

Cash and Cash Equivalents at End of Period                 $ 73,220    $ 80,077
                                                           ========    ========

Supplemental Cash Flow Information:
     Cash paid for interest expense                        $ 55,967    $ 58,810
                                                           ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                               September 30, 2001


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


Note 2 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, these interim statements do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair statement of these interim results have been included. All intercompany accounts and transactions have been eliminated. The results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         These interim unaudited consolidated financial statements should be read in conjunction with Aircraft Finance's consolidated financial statements and accompanying notes included in Aircraft Finance's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the estimates and related assumptions used in the preparation of the unaudited consolidated financial statements are appropriate, actual results could differ from those estimates. Significant estimates are made in the assessment of the collectibility of receivables, depreciable lives and estimated salvage values of leased aircraft and estimates of expected maintenance and overhaul costs in connection with certain leases of aircraft.

Note 3 - Risks and Uncertainties

         On September 11, 2001, terrorists hijacked and crashed four United States commercial aircraft, with attendant significant loss of life, property damage and economic disruption. Two of the four aircraft crashed into and caused the World Trade Center towers to collapse, and a third crashed into and caused significant damage to the Pentagon in Washington, D.C. As a result, air travel in the United States was suspended for several days, restrictions have been placed on United States air travel, airline costs such as aircraft insurance and aircraft security have increased and passenger demand for air travel has significantly declined. Consequently, Aircraft Finance's lessees are likely to incur higher costs and lower revenues, which would adversely impact their financial position. Any additional terrorist attacks, the current anti-terrorist activity in Afghanistan and throughout the world and any military or economic responses by the United States may further increase airline costs and cause further declines in air travel demand.

         These events may also affect the ability of airlines to obtain insurance or otherwise comply with terms of their leases. The unavailability of insurance or other non-compliance with lease terms could result in aircraft groundings. Any such actions may further impair a lessee's financial condition and ability to pay rent. Accordingly, these conditions, particularly should they continue, may impair the ability of Aircraft Finance to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of the aircraft for possible sale. These factors may have an adverse effect on the amount and timing of payments that will be made by Aircraft Finance on the notes.


Note 4 - New Accounting Pronouncements

FAS 144

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends APB Opinion No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

         As of September 30, 2001, Aircraft Finance has written down its two DC-10-30 aircraft to their estimated fair values to reflect changes in market demand for such aircraft. As a result, impairment expense of $18.2 million has been recorded in Aircraft Finance's statements of income for the quarter and period ended September 30, 2001.


Note 5 - Derivative Financial Instruments

         In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("FAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" ("FAS 133"). FAS 138 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and certain hedging activities. FAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for Aircraft Finance). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For Aircraft Finance's swap agreements which meet the definition of cash-flow hedge transactions, in which Aircraft Finance is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. As a result of the adoption of FAS 133, as amended, on January 1, 2001, Aircraft Finance recorded derivative contracts on the balance sheet reflecting the estimated fair value of its outstanding swaps and a corresponding increase to other comprehensive income, a component of beneficial interest holders' equity, of $1.7 million.

         On September 30, 2001, the fair value of these interest rate swaps was approximately ($37.7) million compared to $1.7 million on January 01, 2001, a net reduction in fair value of the derivatives of $39.4 million.

Interest Rate Swap Agreements

         As of September 30, 2001, Aircraft Finance was a party to seven interest rate swap agreements. Four were entered into on May 5, 1999 and three on July 15, 2000. The total aggregate gross notional principal amount of these interest rate swaps is $865 million at September 30, 2001. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on LIBOR. The one-month LIBOR rate with respect to the Swaps (and the Notes) was 3.49% and 6.71% as of September 30, 2001 and December 31, 2001, respectively. On September 30, 2001, the fair value of these interest rate swaps was approximately ($37.7) million compared to $1.7 million on December 31, 2000. Due to the potential volatility of LIBOR, the fair value of Aircraft Finance's interest rate swap agreements are also subject to volatility. The change in fair value of the seven interest rate swaps was due to changes in market interest rates. This change was recorded in other comprehensive income in the equity section of the balance sheet.

         The following table presents, as of September 30, 2001, a summary of the terms of Aircraft Finance's interest rate swap agreements: (dollars in thousands)

  Fixed      Rate to be          Rate to be
Notional  paid by Aircraft  received by Aircraft     Maturity          Estimated
 Amount        Finance             Finance             Date           fair value
 ------        -------             -------             ----           ----------
$ 60,000        5.50%              LIBOR          January 15, 2002     $   (532)
 175,000        5.56%              LIBOR          October 15, 2002       (5,279)
 345,000        5.65%              LIBOR          January 15, 2004      (16,619)
 230,000        5.71%              LIBOR         November 15, 2004      (12,472)
  20,000        7.13%              LIBOR          January 15, 2002         (291)
  20,000        7.14%              LIBOR          October 15, 2002         (947)
  15,000        7.17%              LIBOR              May 15, 2005       (1,595)
                                                                       --------
                                                                       $(37,735)
                                                                       ========

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

Recent Developments

The Aircraft and Lessees

         On September 11, 2001, terrorists hijacked and crashed four United States commercial aircraft, with attendant significant loss of life, property damage and economic disruption. Two of the four aircraft crashed into and caused the World Trade Center towers to collapse, and a third crashed into and caused significant damage to the Pentagon in Washington, D.C. As a result, air travel in the United States was suspended for several days, restrictions have been placed on United States air travel, airline costs such as aircraft insurance and aircraft security have increased and passenger demand for air travel has significantly declined. Consequently, Aircraft Finance's lessees are likely to incur higher costs and lower revenues, which would adversely impact their financial position. Any additional terrorist attacks, the current anti-terrorist activity in Afghanistan and throughout the world and any military or economic responses by the United States may further increase airline costs and cause further declines in air travel demand.

         These events may also affect the ability of airlines to obtain insurance or otherwise comply with terms of their leases. The unavailability of insurance or other non-compliance with lease terms could result in aircraft groundings. Any such actions may further impair a lessee's financial condition and ability to pay rent. Accordingly, these conditions, particularly should they continue, may impair the ability of Aircraft Finance to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of the aircraft for possible sale. These factors may have an adverse effect on the amount and timing of payments that will be made by Aircraft Finance on the notes.

         In January 2001, a B737-300 aircraft formerly leased by a lessee based in Ireland was returned early. In March 2001, Aircraft Finance delivered this aircraft to a lessee based in Switzerland for a short-term lease ending October 31, 2001. In September 2001, Aircraft Finance signed a contract with a lessee based in the United States for a three-year lease of this aircraft beginning December 15, 2001. This aircraft represents approximately 2.4% of the aggregate appraised value at December 31, 2000.

         On January 10, 2001, Trans World Airlines, Inc. ("TWA"), one of Aircraft Finance's lessees, filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). TWA leases one aircraft from Aircraft Finance, which represents 4.9% of the aircraft by aggregate appraised value as of December 31, 2000. By order of Judge Peter J. Walsh dated March 12, 2001, the Bankruptcy Court authorized American Airlines, Inc.'s ("American") bid, submitted on February 28, 2001, to sell substantially all of TWA's assets to American. As of March 12, 2001, Aircraft Finance has entered into a new agreement with American with respect to the TWA lease. The new lease term has an expiration date of September 22, 2002. At September 30, 2001, TWA was current in its payments, which are due in arrears.

         In June 2001, Aircraft Finance signed a contract with a lessee based in the Ukraine for a five-year lease of one B737-300 aircraft, which will be returned from British Midland in March 2002. This aircraft represents approximately 2.5% of the aggregate appraised value at December 31, 2000.

         City Bird Belgium has filed for bankruptcy in a Brussels Commercial Court and has been in bankruptcy protection since July 2001. Aircraft Finance's B737-400 aircraft formerly leased to City Bird France, a subsidiary of and guaranteed by City Bird Belgium, was repossessed on October 17, 2001. This aircraft, which represents 2.7% of the aggregate appraised value at December 31, 2000, has been off-lease as of October 17, 2001.

         In October 2001, Aircraft Finance issued notices of default to a lessee based in Brazil after this lessee failed to make payments to Aircraft Finance including payments due under a restructuring of lease payment terms. This lessee leases one B737-300 aircraft and two B767-200ER aircraft, which represent a total of 8.0% of the aggregate appraised value at December 31, 2000.

         In November 2001, Canada 3000 (Royal Aviation) filed for bankruptcy protection in Canada. Royal Aviation leases one A310-300 aircraft, which represents 2.6% of the aggregate appraised value at December 31, 2000.


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

         As of September 30, 2001, there were three former lessees, which had defaulted. With respect to these lessees, all four related aircraft have been returned early. The total amount of rent and maintenance reserve payments outstanding under the leases for the four aircraft from these three lessees amounted to approximately $5.6 million at September 30, 2001. One of these lessees, based in Brazil, owed approximately $1.0 million at September 30, 2001 for outstanding maintenance reserve payments, after the application of a $1.0 million cash security deposit. The second lessee, based in the United States, owed approximately $1.0 million at September 30, 2001 for outstanding maintenance reserve payments after the application of $1.1 million of cash security deposits and a letter of credit. The third lessee, based in Turkey, owed approximately $3.6 million at September 30, 2001 for outstanding rent and maintenance reserve payments after the application of $1.1 million of cash security deposits and letters of credit.

         As of September 30, 2001, Aircraft Finance has repaid principal on the Notes of $128.1 million, as compared to $105.2 million based on revenue and expense assumptions found in the Offering Memorandum dated April 21, 1999. For a more detailed analysis of Aircraft Finance's performance compared to the assumptions in the Offering Memorandum, see the unaudited Exhibit 99.1.

         The beneficial interests in Aircraft Finance were originally purchased by UniCapital AFT-I, Inc. (51%) and UniCapital AFT-II, Inc. (49%), each of which were wholly-owned indirect subsidiaries of UniCapital Air Group, Inc., a wholly-owned subsidiary of UniCapital Coporation ("UniCapital"). During 1999, 2000, and the period ended September 30, 2001, UniCapital sold all of its ownership of AFT-I, Inc., and AFT-I, Inc. and AFT-II, Inc. sold certain of their beneficial interests in Aircraft Finance to financial services companies. In addition, during the three months ended March 31, 2001, AFT-II, Inc. transferred certain of its remaining interests to AFT-III, Inc., a wholly-owned indirect subsidiary of UniCapital. On August 9, 2001, AFT-III, Inc. transferred certain of its remaining interests in Aircraft Finance to one of the financial services companies. As of September 30, 2001, financial services companies owned 71.0% of Aircraft Finance, AFT-II, Inc. owned 1.6% of Aircraft Finance and AFT-III, Inc. owned 27.4% of Aircraft Finance. On December 11, 2000, UniCapital and the entity that directly owns AFT-II, Inc. and AFT-III, Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.
S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). As of September 30, 2001, UniCapital and such owner of AFT-II, Inc. and AFT III, Inc. were still operating as debtors in possession under the jurisdiction of the Bankruptcy Court.

Results of Operations

         Aircraft Finance reported a net loss of $17.7 million during the three months ended September 30, 2001 ("2001 Quarter") on total revenues of $37.9 million compared to net income of $1.1 million on total revenues of $37.4 million during the three months ended September 30, 2000 ("2000 Quarter"), and a net loss of $14.2 million on total revenues of $112.6 million during the nine months ended September 30, 2001 ("2001 Period") compared to net income of $5.3 million on total revenue of $114.0 million during nine months ended September 30, 2000 ("2000 Period"). The net loss reported in the 2001 Quarter and the 2001 Period is primarily due to a write-down of two DC-10-30 aircraft to their estimated fair values as of September 30, 2001. The decrease in total revenues in the 2001 Period compared to the 2000 Period is primarily due to lower rental rates and interest income, partially offset by higher maintenance reserves income and other income. Aircraft Finance's revenues consisted of rental and other income from operating leases and interest income earned on cash balances.

         Rental and other income from operating leases was $37.1 million for the 2001 Quarter compared to $35.9 million for the 2000 Quarter, and $109.6 million for the 2001 Period compared to $109.9 million for the 2000 Period. The increase of rental and other income in the 2001 Quarter is primarily due to the negative impact of placing certain lessees on non-accrual status and off-lease time for certain aircraft in the 2000 Quarter. The slight decrease of rental and other income in the 2001 period is primarily due to lower rental rates in the 2001 period partially offset by increase of maintenance reserve income in the 2001 period.

         Interest income was $0.8 million for the 2001 Quarter compared to $1.5 million for the 2000 Quarter, and $3.0 million for the 2001 Period compared to $4.2 million for the 2000 Period. These decreases are the result of lower average cash balances and a decline in the interest rate earned on those balances. Interest income is earned on Aircraft Finance's cash balances, which are invested in short-term highly liquid investments as permitted by the indenture. The amount of interest income earned varies based upon the current interest rates paid on such investments and the level of cash balances held by Aircraft Finance.


         Interest expense, including interest rate swap expense of $4.1 million, was $18.1 million for the 2001 Quarter compared to $19.6 million, net of interest rate swap proceeds of $2.3 million, for the 2000 Quarter, and $55.4 million, including net interest rate swap expense of $6.4 million, for the 2001 Period compared to $58.7 million, net of interest rate swap proceeds of $4.9 million, for the 2000 Period. Interest expense is paid on Aircraft Finance's outstanding Notes. The weighted average interest rate on the Notes for the 2001 Quarter and 2001 Period was 6.55% and 6.69%, respectively, compared to 6.75% and 6.67% for the 2000 Quarter and 2000 Period, respectively. The outstanding balance of the Notes at September 30, 2001 and September 30, 2000 was $1,080.9 million and $1,143.2 million, respectively. Interest expense varies based on the actual interest rates on the floating rate Notes, the interest rate swap costs or proceeds and the outstanding principal balances of the Notes.

         Depreciation expense was $11.1 million for the 2001 Quarter compared to $10.7 million for the 2000 Quarter, and $33.2 million for the 2001 Period compared to $32.0 million for the 2000 Period. The increase in the 2001 Quarter and 2001 Period as compared to the 2000 Quarter and 2000 Period is primarily due to the depreciation of additional capitalized improvements.

         As of September 30, 2001, Aircraft Finance wrote down the net book value of its two DC-10-30 aircraft to estimated fair values and incurred an impairment expense of $18.2 million.

         Operating expense was $6.6 million for the 2001 Quarter and $4.5 million for the 2000 Quarter, and $15.7 million for the 2001 Period compared to $13.4 million for the 2000 Period. In the 2001 Quarter there was a write-off of a $1.2 million receivable for reimbursed maintenance costs and $0.7 million of expenses accrued for Eurocontrol charges. Operating expense consists primarily of aircraft maintenance expense and lease related costs. Most of Aircraft Finance's lease contracts require lessees to bear the obligation for maintenance costs on airframes and engines, and require lessees to make certain payments to lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Such payments are included in rental and other income from operating leases. Under the provisions of all participating leases, for certain airframe and engine overhauls, the lessees are reimbursed for costs incurred up to, but not exceeding, related payments made by lessees, to lessor based on those measures of usage. Reserves are maintained at amounts considered adequate to cover those expected payments for maintenance costs.

         Administrative and other expenses were $1.5 million for both the 2001 Quarter and the 2000 Quarter, and $4.5 million for both the 2001 Period and the 2000 Period. These expenses consist primarily of fees paid to the service providers and other general and administrative costs. The most significant of these fees was the servicer fee, which amounted to $1.1 million for both the 2001 Quarter and 2000 Quarter, and $3.3 million for both the 2001 Period and the 2000 Period. A significant portion of the fees paid to the Servicer correspond to rental payments due and received. These fees are based upon a fixed percentage of rental receipts and will vary with rental income of Aircraft Finance.

         On September 30, 2001, the fair value of the interest rate swaps was approximately ($37.7) million compared to $1.7 million on December 31, 2000, a difference of ($39.4) million. This accumulated other comprehensive income of ($39.4) million was recorded in the Consolidated Statement of Comprehensive Income.

Liquidity

         Aircraft Finance held cash and cash equivalents of $73.2 million, and restricted cash of $11.2 million at September 30, 2001, compared to $80.1 million and $17.4 million, respectively, at September 30, 2000. The liquidity reserve amount, which is included in cash and cash equivalents, was $52.0 million at both September 30, 2001 and September 30, 2000. The liquidity reserve amount is required under the terms of the indenture and is intended to serve as a source of liquidity for Aircraft Finance's maintenance obligations and other contingent costs. A deposit of $6.75 million was refunded to the servicer, GE Capital Aviation Services, Limited, during the 2001 Quarter. This deposit was originally used to secure one of Aircraft Finance's lessees in the case of delinquency on any of its payments during a two-year period that commenced on the date such leases were novated to Aircraft Finance. The deposit was refunded in September 2001 because there were no such delinquencies.

Cash Flows from Operating Activities

         Aircraft Finance's cash flows from operating activities depend on many factors including, but not limited to, the performance of lessees and Aircraft Finance's ability to re-lease aircraft, the average interest rates of the Notes, the efficiency of its interest rate hedging policies and the ability of interest rate swap providers to perform under the terms of the swap agreements.

         Net cash provided by operating activities for the 2001 Period amounted to $44.8 million, primarily reflecting net loss of $14.2 million adjusted by non-cash impairment expense of $18.2 million, non-cash depreciation expense of $33.2 million, and increases in security and other deposits of $3.6 million and a decrease in restricted cash of $6.5 million. These were offset by increases in rent and other receivables of $0.5 million and other assets of $0.2 million, and decreases in accounts payable and accrued liabilities of $0.9 million and deferred rental income of $0.8 million.

         Net cash provided by operating activities for the 2000 Period amounted to $40.9 million, primarily reflecting non-cash depreciation expense of $32.0 million, net income of $5.3 million, a decrease in restricted cash of $2.1 million an increase in security and other deposits of $4.0 million and a decrease in rents and other receivables of $0.9 million. These were offset by decreases in accounts payable and accrued liabilities of $1.8 million and a decrease in deferred rental income of $1.6 million

Cash Flows from Investing and Financing Activities

         Net cash used in investing activities for the 2001 Period amounted to $2.3 compared to $0.5 million for the 2000 Period. Aircraft Finance incurred greater expenditures on capitalized aircraft improvements in the 2001 Period compared to the 2000 Period.

         Net cash used in financing activities for the 2001 Period amounted to $46.0 million due to principal repayment on the Notes. As a result, the balances of these Notes were $1,080.9 million at September 30, 2001. Generally, principal and interest is repaid on these Notes monthly based upon the cash collected, the anticipated expenses and the cash balances held by Aircraft Finance on the calculation date. As a result, monthly principal payments on the Notes will vary depending on Aircraft Finance's revenues and expenses for the month. In addition to the factors discussed above, during the 2001 Period additional principal was redirected to certain Classes of Notes as a result of the annual base value appraisals of aircraft.

         Net cash used in financing activities for the 2000 Period amounted to $33.0 million due to principal repayment on the Notes. As a result, the balance of these Notes was $1,143.2 million at September 30, 2000.

         At September 30, 2001, Aircraft Finance was a party to seven interest rate swap agreements. Four of these agreements were entered into on May 5, 1999 and the other three were entered into on June 29, 2000 but had an effective date of July 15, 2000. The net aggregate amounts due to be paid or received by Aircraft Finance under these agreements is determined monthly and is due on the same day as the payments under the Notes. The net economic effect of these interest rate swaps was to hedge Aircraft Finance's variable interest rate exposure from movements in interest rates over the duration of certain lease terms. Please see "Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further information about these interest rate swap agreements.

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

         Aircraft Finance is a party to five classes of Notes. The estimated fair value of these Notes at September 30, 2001 was approximately $932 million compared to $1,121 million at December 31, 2000. The terms of each class of the Notes, including the outstanding principal amount at September 30, 2001, are as follows: (dollars in thousands)

             Outstanding
 Class of     Principal                          Expected Final        Final
  Notes        Amount        Interest Rate        Payment Date     Maturity Date
  -----        ------        -------------        ------------     -------------
Class A-1   $  512,500         LIBOR + 0.48%       May 15, 2004     May 15, 2024
Class A-2      278,567         LIBOR + 0.50%      June 15, 2008     May 15, 2024
Class B        119,814         LIBOR + 1.15%       May 15, 2016     May 15, 2024
Class C        106,000                 8.00%      July 15, 2016     May 15, 2024
Class D         64,000                11.00%    August 15, 2016     May 15, 2024
            ----------
            $1,080,881
            ==========

         Aircraft Finance was a party to seven interest rate swap agreements at September 30, 2001. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on one month LIBOR. The one month LIBOR rate with respect to the Notes as of September 30, 2001 and December 31, 2000 was 3.49% and 6.71%, respectively. Due to the volatility of LIBOR, the fair value of Aircraft Finance's interest rate swap agreements are also subject to volatility.

         The following table presents, as of September 30, 2001, the terms of Aircraft Finance's interest rate swap agreements: (dollars in thousands)

  Fixed      Rate to be           Rate to be
Notional  paid by Aircraft   received by Aircraft    Maturity          Estimated
 Amount        Finance              Finance            Date           fair value
 ------        -------              -------            ----           ----------
$ 60,000        5.50%                LIBOR         January 15, 2002    $   (532)
 175,000        5.56%                LIBOR         October 15, 2002      (5,279)
 345,000        5.65%                LIBOR         January 15, 2004     (16,619)
 230,000        5.71%                LIBOR        November 15, 2004     (12,472)
  20,000        7.13%                LIBOR         January 15, 2002        (291)
  20,000        7.14%                LIBOR         October 15, 2002        (947)
  15,000        7.17%                LIBOR             May 15, 2005      (1,595)
                                                                       --------
                                                                       $(37,735)
                                                                       ========

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

                           Part II. Other Information
                           --------------------------

Item 6.    Exhibits and Reports of Form 8-K

a.      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        99.1 Other information - Analysis of actual cash flows versus assumed case

b.      Reports on Form 8-K

        During the quarterly period ended September 30, 2001, Aircraft Finance filed reports on Form 8-K dated July 16, 2001, August 15, 2001 and September 17, 2001. Such reports on Form 8-K included copies of the monthly reports to holders of the Notes.

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


                                            AIRCRAFT FINANCE TRUST
                                            by Wilmington Trust Company,
                                            not in its individual capacity but
                                            solely as the Owner Trustee


      November 13, 2001                     By:    /S/CHARISSE L. RODGERS
      -----------------                            ----------------------
           Date                             Name:  Charisse L. Rodgers
                                            Title: Assistant Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                 TITLE                               DATE
---------                 -----                               ----


/S/DAVID H. TREITEL       Independent Controlling Trustee     November 13, 2001
-------------------                                           -----------------
David H. Treitel


/S/RICHARD E. CAVANAGH    Independent Controlling Trustee     November 13, 2001
----------------------                                        -----------------
Richard E. Cavanagh


/S/DONALD G. BUTLER       Equity Trustee and Controlling      November 13, 2001
-------------------       Trustee                             -----------------
Donald G. Butler


/S/CHARISSE L. RODGERS    Owner Trustee                       November 13, 2001
----------------------                                        -----------------
Wilmington Trust Company,
not in its individual
capacity but solely as
the Owner Trustee