Form 10-K405
period 2001-12-31
AIRCRAFT FINANCE TRUST
filed 2002-04-01
CIK 1089449

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
       ------------------------------------------------------------------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       ------------------------------------------------------------------

     (MARK ONE)

        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                          Commission File No. 333-82153

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      This document consists of 112 pages.

                             AIRCRAFT FINANCE TRUST

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I

Item 1.   Business....................................................................     3
Item 2.   Properties..................................................................    24
Item 3.   Legal Proceedings...........................................................    24
Item 4.   Submission of Matters to a Vote of Security Holders.........................    24

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......    25
Item 6.   Selected Financial Data.....................................................    26
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.......................................................    26
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..................    36
Item 8.   Financial Statements and Supplementary Data.................................    39
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure........................................................    56

PART III

Item 10.  Directors and Executive Officers of the Registrant..........................    56
Item 11.  Executive Compensation......................................................    63
Item 12.  Security Ownership of Certain Beneficial Owners and Management..............    63
Item 13.  Certain Relationships and Related Transactions..............................    64

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............    65

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

        The beneficial interests in Aircraft Finance were originally purchased by UniCapital AFT-I, Inc. (51%) and UniCapital AFT-II, Inc. (49%), each of which were wholly-owned indirect subsidiaries of UniCapital Air Group, Inc., a wholly-owned subsidiary of UniCapital Corporation ("UniCapital"). During 1999, 2000, and 2001, UniCapital sold all of its ownership of AFT-I, Inc., and AFT-I, Inc. and AFT-II, Inc. sold certain of their beneficial interests in Aircraft Finance to financial services companies. In addition, during 2001, AFT-II, Inc. transferred certain of its remaining interests to AFT-III, Inc., a wholly-owned indirect subsidiary of UniCapital. Also during 2001, AFT-III, Inc. transferred certain of its remaining interests in Aircraft Finance to one of the financial services companies. As of December 31, 2001, financial services companies owned 71.0% of Aircraft Finance, AFT-II, Inc. owned 1.6% of Aircraft Finance and AFT-III, Inc. owned 27.4% of Aircraft Finance. On December 11, 2000, UniCapital and the entity that directly owns AFT-II, Inc. and AFT-III, Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the U. S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On January 9, 2002, the Bankruptcy Court entered a Confirmation Order in which it approved a plan for Unicapital, including substantially all of its direct and indirect subsidiaries, to emerge from reorganization under Chapter 11 of the Bankruptcy Code.

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

     Also on May 5, 1999, Aircraft Finance and its subsidiaries agreed with General Electric Capital Corporation to purchase 36 commercial jet aircraft from General Electric Capital Corporation and some of its affiliates under a master aircraft purchase agreement. Aircraft Finance paid the purchase price of approximately $1,196 million in full for these initial aircraft with the proceeds from the sale of the Initial Notes and from the sale of its beneficial interests. Remaining proceeds were used to fund cash reserves of $52 million. At December 31, 2001, 34 of the initial aircraft were on lease to 21 lessees based in 13 countries. Two of the initial aircraft were off-lease. For a detailed discussion of the value of the aircraft, see "The Aircraft Portfolio".

     The trust agreement governing Aircraft Finance provides for four trustees. One of the four trustees of Aircraft Finance is Wilmington Trust Company, which is acting as the statutory trustee and the owner trustee. The remaining three trustees are the "controlling trustees" and have the authority to manage the property and affairs of Aircraft Finance under the trust agreement. All of the controlling trustees are independent from General Electric Capital Corporation. One of the controlling trustees, called the "equity trustee", has been appointed by the holders of Aircraft Finance's beneficial interests, while the two other controlling trustees, called the "independent controlling trustees", are independent of those holders. The holders of the beneficial interests of Aircraft Finance may remove and replace the equity trustee. Each independent controlling trustee may designate a replacement for the other controlling trustee if such other controlling trustee resigns or his office is deemed vacant.

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

     As is common with many other special purpose companies, Aircraft Finance will not have any officers or other employees, except, in the case of a subsidiary, as may be required by applicable law. Aircraft Finance has arranged for third-party service providers to provide aircraft servicing, managerial services and financial advice. See "Item 10. Directors and Executive Officers of the Registrant" for further information regarding the management of Aircraft Finance.

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

     All of the net revenues of Aircraft Finance and its subsidiaries are used to pay principal, interest and other amounts due on the Notes or to provide for cash reserves for some or all of the subclasses of Notes. Except for accruals for the payment of anticipated expenses and required reserves, none of the revenues will be re-used or retained in the business of Aircraft Finance or its subsidiaries. In addition, none of the earnings of Aircraft Finance may be distributed to the holders of its beneficial interests until all Notes are repaid in full with the limited exception of reimbursing any payments made by those holders to cure interest shortfalls.

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

     References in this Form 10-K to the appraised value of aircraft at December 31, 2001 means the average of three appraisals of the aircraft as of December 31, 2001 obtained in accordance with the indenture relating to the Notes. For further discussion of the appraisals, see "The Aircraft Portfolio - Appraisal of Aircraft".

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

     It should be noted that this Annual Report on Form 10-K (Form 10-K) contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These statements relate to Aircraft Finance's future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "expect", "may", "anticipate", "intend", "plan", "should", "believe", "estimate", "predict", "potential", "continue" or similar terms that relate to the future or express uncertainty. Aircraft Finance assumes no obligation to update any forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements. Aircraft Finance's actual results may differ materially from those discussed in the forward-looking statements contained in this Form 10-K based on risks, including those discussed below.

The September 11, 2001 terrorist action may harm the overall industry which may adversely affect Aircraft Finance's business.

     On September 11, 2001, terrorists hijacked and crashed four United States commercial aircraft, with attendant significant loss of life, property damage and economic disruption. Two of the four aircraft crashed into and caused the World Trade Center towers in New York City to collapse, and a third crashed into and caused significant damage to the Pentagon in Washington, D.C. As a result, air travel in the United States was suspended for several days, restrictions were placed on United States air travel, airline costs such as aircraft insurance and aircraft security have increased and passenger demand for air travel has significantly declined. Consequently, Aircraft Finance's lessees are likely to incur higher costs and lower revenues, which are expected to adversely impact their financial position. Any additional terrorist attacks, the current anti-terrorist activity in Afghanistan and throughout the world, any military or economic responses by the United States, including any changes to the United States aircraft industry by way of law, regulation or otherwise, may further increase airline costs and cause further declines in air travel demand.

     These events may also affect the ability of airlines to obtain insurance or otherwise comply with terms of their leases. The inability to obtain insurance and non-compliance with other lease terms could result in aircraft groundings. Any such actions may further impair a lessee's financial condition and ability to pay rent. Accordingly, these conditions, particularly should they continue, may impair the ability of Aircraft Finance to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of the aircraft for possible sale. These factors may have an adverse effect on the amount and timing of payments that will be made by Aircraft Finance on the Notes.

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

     It is unlikely that Aircraft Finance would be able to obtain any alternate source of funds if any of its limited sources of funds prove to be insufficient to pay the Notes and its other obligations. The sole sources of payment for the Notes and the other obligations of Aircraft Finance and its subsidiaries are:

        (1) funds derived from the aircraft owned or to be acquired by them, including: rents, deposits, maintenance reserves and other payments under existing leases and any future leases, insurance proceeds and proceeds from the sale of aircraft;

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

     Inadequate performance and/or resignations by service providers may materially and adversely affect revenues and costs. In the absence of an ownership stake, third party service providers may have no incentive to perform beyond the strict requirements of their contract. Aircraft Finance is especially dependent on service providers because neither Aircraft Finance nor its subsidiaries have any employees or executive managers of their own.

     Aircraft Finance relies on contracts with GE Capital Aviation Services, Limited, an affiliate of General Electric Capital Corporation, as the servicer, Phoenix American Financial Services, Inc. as the administrative agent, Bankers Trust Company as the financial advisor and security trustee, Lehman Brothers Inc. as the capital markets advisor and other service providers for all asset servicing, executive and administrative functions.

     From time to time, Aircraft Finance may engage, on an arm's-length basis, service providers in which the controlling trustees of Aircraft Finance have a financial interest. In 2001, Aircraft Finance engaged Simat, Helliesen & Eichner, Inc. ("SH&E") to provide services in connection with the assessment of strategic alternatives and provision of source materials for certain economic descriptions in this annual report. David Treitel, the controlling trustee of Aircraft Finance appointed by the holders of the beneficial interests, is the Chairman and Chief Executive Officer of SH&E. Neither of the foregoing engagements involved over $60,000 in amounts payable to SH&E in 2001.

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

The aircraft servicer may face conflicts of interest that could result in preferential treatment for a third party at the expense of Aircraft Finance. If the servicer did prefer a third party in a conflict of interest, it could adversely affect Aircraft Finance's revenues.

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

        (1) The exercise of purchase options by lessees. The exercise of a lessee purchase option may result in sale proceeds lower than target sale prices of the aircraft if payments on the Notes have not been made as assumed. One lessee with respect to one of the aircraft, representing 7.3% of the aggregate appraised value at December 31, 2001, has unexpired options to purchase aircraft.

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

        (4) Sale of Aircraft. Aircraft Finance may determine to sell or otherwise dispose of aircraft from time to time to the extent permitted under the indenture relating to the Notes. Any decision to sell or otherwise dispose of the aircraft would result in the distribution of net proceeds thereof and Aircraft Finance would thereafter receive no future lease payments with respect to such aircraft.

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

     The ability of each aircraft lessee to perform its lease obligations will depend not only on the managerial skills of its employees but also on general economic conditions in the country or region in which it operates as well as competition, fare levels, passenger demand, and operating costs, including, but not limited to, the cost of fuel. Some of Aircraft Finance's existing lessees are in a weak financial position, and this is likely to be the case with future aircraft lessees as well. As the aircraft approach the end of their economic useful lives, it is increasingly likely that the aircraft will be leased to less creditworthy lessees. In a portfolio the size of Aircraft Finance's, it should be expected that some aircraft lessees may at some point be slow in paying or may fail to pay in full. In most instances, late payments are recovered, together with default interest or other similar payments required by the leases. In other instances, a restructuring of the lease is required, involving anything from a simple rescheduling of payments to the termination of a lease.

     A delayed or missed rental payment from a lessee decreases Aircraft Finance's revenues, adversely affecting the timely or full repayment of the Notes. A certain level of delinquency has been assumed for purposes of estimating the final payment dates for the Notes. Aircraft Finance cannot assure, however, that default levels will not increase over time.

Increased fuel prices could have a negative financial impact on Aircraft Finance's current lessees and could adversely affect its ability to re-lease the aircraft.

     Oil prices increased significantly during 1999 and 2000, and many airlines reported reduced levels of profitability due to higher fuel prices. However, by December 31, 2001, oil prices had fallen in part as a result of the September 11 crisis. Any future increases in fuel prices could cause lessees to experience financial difficulties which could cause them to delay or miss their rental payments. High fuel prices could also adversely affect Aircraft Finance's ability to re-lease or sell aircraft on advantageous terms.

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

The concentration of lessees in a particular geographical region may amplify Aircraft Finance's exposure to local economic and geopolitical conditions.

     The commercial aviation industry throughout the world generally is highly sensitive to general economic conditions. Because a substantial portion of business and, especially, leisure airline travel is discretionary, the industry has tended to suffer during economic downturns. In addition, local economic and political conditions can influence the performance of a lessee located in a particular region. Recent increases in armed hostilities, political tensions and risks of war as a result of terrorist attacks and other hostilities in the United States, Afghanistan, Pakistan, India, the Philippines, Bosnia, Israel, Palestine and elsewhere may disrupt and continue to disrupt the commercial aviation industry throughout the world generally, and in particular, may impact the financial strength of Aircraft Finance's lessees. The effect of those local conditions on Aircraft Finance will be more or less intense depending on the concentration of the number of its lessees in the regions affected.

     European concentration. As of December 31, 2001, lessees based in Europe operated aircraft having 45.3% of the aggregate appraised value. All of these lessees are based in "developed" European markets as opposed to "emerging" European markets. The financial prospects for European lessees can be expected to depend largely on the level of economic activity in Europe generally and in the specific countries in which these lessees operate. Germany, France and Italy experienced negative economic growth in the fourth quarter of 2001. While this has been mitigated somewhat by the moderate growth in peripheral economies such as Spain and Ireland, the Euro area economy likely contracted in the fourth quarter. Despite the weak fourth quarter, the Euro economies finished 2001 with low but positive economic growth. France and Italy are widely expected to resume low to moderate growth rates in 2002 and the UK remains relatively healthy. One area of concern for European lessees is the continued weakness of the euro. Low or negative growth rates and currency weakness, combined with a possible upward movement in fuel prices, may have an adverse effect on the ability of lessees to meet their obligations under the leases. In addition, commercial airlines in Europe continue to face increased competitive pressures from international carriers, EU domestic airlines and low cost carriers. Several major airlines in Europe have experienced severe financial difficulties in the wake of the terrorist attacks and several continue to operate at or near bankruptcy levels. There can be no assurance that competitive pressures resulting from deregulation and continued slow growth of the Euro economies will not have a material adverse impact on the operations of our European lessees.

     Asia Pacific region concentration. As of December 31, 2001, lessees based in the Asia Pacific region, including China, India, the Philippines, and Indonesia, operated aircraft having 14.7% of the aggregate appraised value. The commercial aircraft industry in Asia was adversely affected by the severe economic and financial difficulties experienced in the region during 1998 and 1999. Since 1999, there has been some stabilization and recovery in the economies of this region. Thus far, with the exception of Japan, the economic outlook of the Asian economies has remained relatively positive. China and India, two rapidly growing aviation markets, continue to experience high economic growth. South Korea and Indonesia also continue to experience healthy growth. Despite being politically unstable and highly dependent on the United States export market, the Philippine economy showed resilience by growing by 2.80% in 2001. If a sudden loss of confidence in Asian currencies or economies recurs as in 1998, there could be a significant adverse impact on global aircraft demand in this region.

     Latin American concentration. As of December 31, 2001, lessees based in Latin America operated aircraft having 10.4% of the aggregate appraised value. The prospects for lessee operations in Latin American countries depend in part on the general level of political stability and economic activity and policies in those countries. Future developments in the political systems or economies of these countries or the implementation of future government policies may materially affect lessee operations in those countries.

     The Brazilian economy recovered somewhat from its economic woes of 1999, but the fallout from the recent Argentine devaluation and last year's energy crisis could cause growth for 2002 to be significantly lower than otherwise expected. Continued depreciation of the Real, and other Latin American currencies, could lead to difficulties for lessees in paying dollar denominated obligations. Mexico's economy, being more exposed to the United States economy, contracted significantly in the fourth quarter. The airlines were adversely affected by September 11 and required a government aid package similar to that administered in the United States Further volatility and continuing low growth rates in Latin America could lead to a material decrease in Aircraft Finance's leasing revenues and an increase in default related costs.

     North American concentration. As of December 31, 2001, lessees based in North America operated aircraft having 24.6% of the aggregate appraised value. A United States economic downturn began in April 2001 and airlines were experiencing a reduction in traffic and softening of yields. The terrorist attacks compounded these problems and United States and Canadian carriers, citing reduced air travel demand and increased costs, posted record losses in the fourth quarter of 2001. Over the last decade, a number of the major North American passenger airlines have entered into plans of reorganization or sought protection through bankruptcy, insolvency or other similar proceedings, and several major United

States airlines have ceased operations. One airline ceased operations immediately after the recent terrorist attacks, and several others remain in danger of bankruptcy. Another pressure area for North American airline costs is evident in increased labor costs. The United Airlines pilots agreement and recently ratified mechanics agreement have re-established historical parity levels and opened the door for other groups to seek contractual wage increases at similar levels.

     The effects of the terrorist attacks on the United States, increasing competition from low-cost carriers and an inability to reduce labor and other costs to sustainable levels continue to put pressure on North American airline margins, and consequently, several major North American passenger airlines have announced deep losses. Many lessees are returning aircraft and the number United States fleet in storage has reached record numbers. Further bankruptcy or similar proceedings by low-cost or other North American carriers may adversely affect the ability of North American lessees of the Aircraft Finance group to make timely and full rental payments. In the early months of 2002, however, the United States economy is beginning to show signs of a business recovery.

     Off lease aircraft. As of December 31, 2001, two aircraft representing 5.0% of the aggregate appraised value at December 31, 2001 were off lease.

Lease defaults will result in additional costs for Aircraft Finance.

     Although Aircraft Finance has the right to repossess aircraft and to exercise remedies upon a lease default, it may incur significant costs in the process. Those costs include legal and other expenses of court or other governmental proceedings, particularly if the lessee is contesting the proceeding or is in bankruptcy, to obtain possession and re-registration of the aircraft and flight and export permissions. Delays resulting from any such proceedings could also increase the period of time during which the relevant aircraft are not productively under lease. Aircraft Finance may, moreover, incur substantial maintenance or repair costs that a defaulting lessee has failed to pay and may need to pay off liens and governmental charges on the aircraft to obtain clear possession and to re-market the aircraft effectively. Any such cost or delays may adversely affect the amounts available to pay to the holders of the Notes.

Maintenance costs may at times be paid by Aircraft Finance.

     Any failure of an aircraft to be maintained or modified properly in accordance with manufacturer's requirements or airworthiness directives and other governmental requirements, including those relating to noise and emissions standards, can impair the safety of the aircraft, result in grounding or penalties and affect the ability to re-lease or to sell the aircraft. The costs of maintenance can be substantial and may have a higher payment priority than that of the Notes. In many cases, the lessee is required to provide for maintenance or modifications. Lessees could, however, fail to pay those costs, and the burden would fall on Aircraft Finance. In addition, Aircraft Finance as the lessor is, in some instances, required to bear a portion of the maintenance costs, and the pressure of competition may require it to bear an increasing portion of those costs in the future. Although Aircraft Finance established a cash reserve which is $52 million as of December 31, 2001, any significant variations in the costs required to be paid directly by Aircraft Finance may materially impair the ability of Aircraft Finance to make payments on the Notes.

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

     The number and types of the aircraft that Aircraft Finance must place with lessees through December 31, 2006 is presented in the table below. That table shows the years in which the leases for those aircraft are contractually scheduled to expire or have terminated. The table illustrates that the leases for 33 of the aircraft, representing approximately 92.2% of the aggregate appraised value at December 31, 2001, are scheduled to expire or permit early termination on or before December 31, 2006. The table assumes that, except as indicated, no lease terminates prematurely, no aircraft are sold and no additional aircraft are purchased. More aircraft will need to be re-leased to the extent leases terminate prematurely.

                                               Year Ending December 31,
                       ------------------------------------------------------------------------
Aircraft Type              2002           2003           2004            2005          2006
--------------------   ------------   ------------   ------------   ------------   ------------
B737-300 ...........           2(a)              -              5              3              -
B737-400 ...........           3(b)              -              -              2              -
B767-300ER .........              1              1              1              1              -
A310-300 ...........           1(c)              -              -              -              -
A320-200 ...........              -              2              4              1              -
DC-10-30 ...........           2(d)              -              -              -              -
MD-83 ..............              1              1              -              1              1
                       ------------   ------------   ------------   ------------   ------------
Total ..............             10              4             10              8              1

(a) One of these aircraft has a contract which has been signed with a lessee based in the United Kingdom for a five-year lease following the expiration in March 2002 .

(b) One of these aircraft was repossessed in October 2001. A letter of intent has been signed for this aircraft with a lessee based in Portugal for a three-year lease with delivery in March 2002.

(c) The lease of this aircraft with Royal Aviation was terminated in December 2001. This aircraft is physically located in France undergoing a C-check which is expected to complete by mid-March 2002.

(d) These two aircraft are scheduled to come off lease in May and August 2002. If the current market for this type of aircraft does not improve, Aircraft Finance may pursue other strategies, such as the sale thereof.

Aircraft Finance may have difficulty in re-leasing or selling aircraft at favorable terms.

     The servicer, GE Capital Aviation Services, Limited, has agreed to seek to re-lease aircraft serviced by it as they become available upon the termination of any lease. The servicer has not assured Aircraft Finance, and Aircraft Finance makes no assurances, that it will be able to re-lease aircraft on a timely basis, at equally favorable rental rates or otherwise on favorable lease terms. Aircraft Finance's ability to obtain timely and favorable lease terms or to sell aircraft at attractive prices may be adversely affected by unpredictable changes in general economic and geopolitical conditions, passenger demand and the competitive strength of the airline industry. The availability of commercial jet aircraft for lease or sale has periodically experienced cycles of over supply and under supply, resulting in sharp decreases and increases in aircraft values and lease rates. Among other factors that could influence lease terms and sales prices are the following:

        (1) cyclical changes in interest rates and the availability of credit;

        (2) fluctuations in the cost of fuels and other materials, labor costs, costs associated with changing governmental regulations and air traffic control constraints;

        (3) manufacturer production levels, which make older, used models less attractive;

        (4) the cessation or announced cessation of production of particular aircraft models, such as, after the merger of Boeing and McDonnell Douglas, the MD-83, of which there are four in Aircraft Finance's initial portfolio, representing approximately 6.35% of the aggregate appraised value at December 31, 2001 of the portfolio;

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

     The concentration of the types of aircraft held by Aircraft Finance may amplify some of the factors noted above. The aircraft owned by Aircraft Finance include eight aircraft types, three of which represent together 71.3% of the aggregate appraised value at December 31, 2001, with Boeing 737-300s constituting 27.4%, Boeing 767-300ERs constituting 24.7% and Airbus A320-200s constituting 19.2% of that aggregate appraised value. Also, narrowbody aircraft constitute 65.5% of the aggregate appraised value at December 31, 2001.

THE AIRCRAFT PORTFOLIO

     The following tables set forth details of the aircraft owned by Aircraft Finance as of December 31, 2001. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" for further information about events that have occurred subsequent to December 31, 2001.

     The following table identifies the 36 aircraft by type of aircraft.

                                                                                    % of Aircraft by
                             Type of          Number of                          Appraised Value as of
Manufacturer                Aircraft          Aircraft           Body Type        December 31, 2001
------------               ----------         ---------         -----------      ---------------------
Boeing                     B737-300               11            Narrowbody                 27.4%
                           B737-400                5            Narrowbody                 12.6%
                           B767-200ER              2            Widebody                    5.3%
                           B767-300ER              4            Widebody                   24.7%

Airbus                     A310-300                1            Widebody                    2.3%
                           A320-200                7            Narrowbody                 19.2%
McDonnell Douglas          DC-10-30                2            Widebody                    2.2%
                           MD-83                   4            Narrowbody                  6.3%
                                                 ---                                  ----------
Total                                             36                                      100.0%

     All of the aircraft hold or are capable of holding a noise certificate issued under Chapter 3 of Volume I, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage 3 noise levels set out in
Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations.

     The following table identifies the countries in which the lessees of the 36 aircraft are based, calculated as of December 31, 2001.

                                                                         % of Aircraft by
                                                      Number of        Appraised Value as of
Country                                               Aircraft           December 31, 2001
-------                                               --------         ---------------------
U.K..................................................     7                      22.3%
U.S..................................................     6                      14.7%
Italy................................................     2                       9.1%
Brazil...............................................     3                       7.8%
Canada...............................................     3                       9.9%
China................................................     2                       5.0%
France...............................................     2                       6.7%
Indonesia............................................     1                       2.8%
India................................................     2                       4.4%
Philippines..........................................     1                       2.5%
Spain................................................     3                       4.5%
Ireland..............................................     1                       2.7%
Mexico...............................................     1                       2.6%
Off lease............................................     2                       5.0%
                                                        ---                  ---------
Total................................................    36                     100.0%


     The following table identifies the regions in which the 36 aircraft are based, calculated as of December 31, 2001.

                                                                        % of Aircraft by
                                                     Number of        Appraised Value as of
Region                                               Aircraft           December 31, 2001
------                                               --------         ---------------------
Developed Markets
     Europe..........................................    15                     45.3%
     North America...................................     9                     24.6%
Emerging Markets
     Asia............................................     6                     14.7%
     Latin America...................................     4                     10.4%
Off lease............................................     2                      5.0%
                                                       ----                   -------
Total................................................    36                    100.0%

     The following table identifies the current lessees of the 36 aircraft, calculated as of December 31, 2001.

                                                                        % of Aircraft by
                                                     Number of        Appraised Value as of
Lessee                                               Aircraft           December 31, 2001
------                                               --------         ---------------------
Air 2000 Limited.....................................    1                       7.3%
Airtours International Airways Limited...............    2                       5.0%
America West Airlines, Inc...........................    1                       2.6%
Linee Aeree Italiane S.p.A...........................    1                       7.3%
British Airways......................................    1                       2.6%
British Midland Airways PLC..........................    3                       7.4%
Canadian Airlines International Ltd..................    3                       9.9%
China Eastern Airlines Corporation Limited...........    2                       5.0%
Continental Airlines, Inc............................    2                       2.2%
Eurofly S.p.A........................................    1                       1.8%
Frontier Airlines, Inc...............................    1                       2.5%
Garuda Indonesian Airlines, pt.......................    1                       2.8%
Jet Airways (India) Limited..........................    2                       4.4%
Mexicana.............................................    1                       2.6%
Pace Airlines........................................    1                       2.4%
Philippine Airlines..................................    1                       2.5%
Spanair S.A..........................................    3                       4.5%
Societe de Transport Aerien Regional.................    2                       6.7%
TWA Airlines, LLC....................................    1                       5.0%
VARIG................................................    3                       7.8%
Virgin Express S.A. N.V..............................    1                       2.7%
Off lease............................................    2                       5.0%
                                                       ---                  ---------
Total................................................   36                     100.0%

Total Number of Lessees: 21

     The following table lists the 36 aircraft by seat category.

                                                                             % of Aircraft by
                                                          Number of        Appraised Value as of
Seat Category            Aircraft Types                   Aircraft           December 31, 2001
-------------            --------------                   --------         ---------------------
121-170                  B737-300, B737-400, MD-83           20                      46.4%
135-180                                   A320-200            7                      19.2%
171-240           A310-300, B767-200ER, B767-300ER            7                      32.3%
240+                                      DC-10-30            2                       2.1%
                                                            ---                  ---------
Total                                                        36                     100.0%

     The following table identifies the aircraft by year of aircraft manufacture. The weighted average age of the 36 aircraft as of December 31, 2001 is approximately 7.3 years.

                                                                        % of Aircraft by
                                                     Number of        Appraised Value as of
Year of Manufacture                                  Aircraft           December 31, 2001
-------------------                                  --------         ---------------------
1980.................................................    1                       1.1%
1982.................................................    1                       1.1%
1986.................................................    1                       1.3%
1987.................................................    2                       5.3%
1988.................................................    1                       2.3%
1989.................................................    1                       1.5%
1991.................................................    6                      16.6%
1992.................................................    4                      11.2%
1993.................................................    1                       2.6%
1996.................................................    5                      13.0%
1997.................................................   10                      26.7%
1998.................................................    1                       2.6%
1999.................................................    2                      14.7%
                                                      ----                  ---------
Total................................................   36                     100.0%

     Further particulars of the 36 aircraft, calculated as of December 31, 2001, are contained in the table below:

                                                                                                     Date         Appraised
                                                                                                      of         Value as of
             Country in which                          Aircraft           Engine          Serial     Manu-       December 31,
Region       Aircraft is based      Lessee               Type              Type           Number    facture          2001
------       -----------------   -------------         ---------        ----------        ------    -------      ------------
Europe (Developed)                                                                                                  ($000)
             France              STAR Airlines         A320-200         CFM56-5B4           737       9/97          35,255
             France              STAR Airlines         A320-200         CFM56-5B4           749       9/97          35,836
             Ireland             Virgin Express        B737-400         CFM56-3C1         28489      11/96          28,888
             Italy               Alitalia              B767-300ER       CF6-80C2B7F       30008       3/99          78,297
             Italy               Eurofly S.p.A.        MD-83            JT8D-219          53199       3/92          19,303
             Spain               Spanair S.A.          MD-83            JT8D-219          49398      11/86          13,692
             Spain               Spanair S.A.          MD-83            JT8D-219          49791       9/89          16,362
             Spain               Spanair S.A.          MD-83            JT8D-219          53198       4/91          18,519
             United Kingdom      Air 2000              B767-300ER       CF6-80C2B7F       29617       3/99          78,264
             United Kingdom      Airtours              A320-200         CFM56-5A3           221       9/91          26,698
             United Kingdom      Airtours              A320-200         CFM56-5A3           222      10/91          26,464
             United Kingdom      British Airways       B737-300         CFM56-3C1         28548      12/97          27,202
             United Kingdom      British Midland       B737-300         CFM56-3C1         28554      12/96          25,727
             United Kingdom      British Midland       B737-300         CFM56-3C1         28557       3/97          26,423
             United Kingdom      British Midland       B737-300         CFM56-3C1         28558       4/97          26,496
North America (Developed)
             United States       America West          B737-300         CFM56-3C1         28740       6/98          28,328
             United States       Continental           DC-10-30         CF6-50C2          46584       2/80          11,611
             United States       Continental           DC-10-30         CF6-50C2          48292       2/82          11,339
             United States       Frontier Airlines     B737-300         CFM56-3C1         28563       8/97          26,861

             United States       Pace Airlines         B737-300         CFM56-3C1            28333    8/96          25,209
             United States       TWA Airlines          B767-300ER       PW4060               25403    1/92          53,415
             Canada              Canadian Airlines     A320-200         CFM56-5A1              210    7/91          26,144
             Canada              Canadian Airlines     A320-200         CFM56-5A1              231    9/91          26,525
             Canada              Canadian Airlines     B767-300ER       CF6-80C2B6F          25221    7/91          53,556
Asia (Emerging)
             China               China Eastern         B737-300         CFM56-3C1            28561    6/97          26,805
             China               China Eastern         B737-300         CFM56-3C1            28562    7/97          26,881
             India               Jet Airways           B737-400         CFM56-3C1            25663   11/92          23,696
             India               Jet Airways           B737-400         CFM56-3C1            25664   11/92          23,637
             Indonesia           Garuda                B737-400         CFM56-3C1            28490   11/96          29,449
             Philippines         Philippine            B737-300         CFM56-3C1            28559    5/97          26,266
Latin America (Emerging)
             Brazil              VARIG                 B737-300         CFM56-3C1            28564   11/97          26,798
             Brazil              VARIG                 B767-200ER       CF6-80C2B            23805    7/87          28,643
             Brazil              VARIG                 B767-200ER       CF6-80C2B            23806    7/87          27,714
             Mexico              Mexicana              A320-200         V2500-A1               373    1/93          27,969
Off lease                                              A310-300         CF6-80C2A2             448    2/88          24,811
Off lease                                              B737-400         CFM56-3C1            28491   11/96          28,849
                                                                                                                ----------
Total                                                                                                           $1,067,932
                                                                                                                ==========

Appraisal of Aircraft.

     Aircraft Finance has agreed to deliver to Bankers Trust Company, as the security trustee, appraisals of the base value of each of the aircraft at least once each year no later than 30 days prior to May 31. The appraisals must come from at least three independent appraisers that are members of the International Society of Transport Aircraft Trading or any similar organization and be dated within 30 days prior to their delivery to the trustee.

     Three appraisers, Aircraft Information Services, Inc., BK Associates, Inc. and Morten Beyer & Agnew, Inc., provided appraisals of the value of each of the aircraft as of December 31, 2001. The appraisals assume, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market, adjusted where necessary to account for the reported maintenance standard of the aircraft. Values calculated under these assumptions are "base values". The current appraised value of each aircraft is determined by taking the average of the base values contained in the three appraisals. The appraisals were not based on a physical inspection of the aircraft.

     Based on the appraisals, the aggregate of the current appraised values for the aircraft as of December 31, 2001 is $1,067,932,000 compared to $1,177,403,333 and $1,256,133,667 as of December 31, 2000 and 1999,
respectively. These base values should not be relied upon as a measure of the market or realizable value of any initial aircraft. In addition, the base values of the aircraft are expected to decline over time due to the aging of the aircraft, increasing maintenance expenses and similar factors. The appraisals listed above were as of December 31, 2001, and the base values of the aircraft, if determined as of any date subsequent to December 31, 2001, would be expected to be lower than the base values in the appraisals.

     The appraised base values obtained and to be obtained assume an "open, unrestricted stable market environment with a reasonable balance of supply and demand" and other factors common for like appraisals. At any point in the aircraft leasing cycle, however, there will be imbalances of aircraft supply and demand and there may be particularly pronounced imbalances for specific aircraft types. Consequently, although some initial aircraft may have current market values approximating or exceeding the appraised values given them, others, such as the older aircraft, may have current market values below, and in some cases significantly below, those appraised base values. At a cyclical low, the market value of most aircraft types is likely to be less than, and in some cases significantly less than, the appraised base values. Accordingly, you should not place undue reliance on the indicated appraised values as an accurate depiction of current market or realizable values at any one point in time.

The Leases.

     As of December 31, 2001, there were 21 lessees under leases for the aircraft in 13 different countries. Two aircraft were off lease at December 31, 2001. Aircraft Finance recognized $142 million and $145 million of rental and other income from operating leases during the year ended December 31, 2001 ("2001 Period) and during the year ended December 31, 2000 ("2000 Period"), respectively. This was comprised of $20 million in the 2001 Period and $22 million in the 2000 Period from lessees based in the United States of America and $122 million in the 2001 Period and $123 million in the 2000 Period from lessees based outside the United States of America. During the 2001 Period, 14% of the rental and other income was derived from lessees based in the United States of America, and 86% from lessees based outside the United States of America, including 23% from the United Kingdom, 12% from Canada, 9% from Italy, 7% from Brazil and 7% from France. The following description relates to the leases for the aircraft in effect on December 31, 2001. Any leases of additional aircraft and any future leases entered into for the re-lease of any aircraft may differ from the description provided below.

     As a general matter, weakly capitalized airlines are more likely than well capitalized airlines to seek operating leases. Consequently, it should be expected that varying numbers of lessees at any point in time will experience payment difficulties.

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

     Under all but eight of the leases for the initial aircraft, the lessee has provided security deposits to secure its obligations. In nine of the leases, the lessee has provided only cash security deposits. In nine of the leases, the lessee has provided only a letter of credit. In the remaining ten leases, the lessee has provided both letters of credit and a cash security deposit.

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

Maintenance and Maintenance Reserves.

     The leases for the aircraft specify maintenance standards and the required condition of the aircraft upon redelivery to the lessor. In addition, under some of the leases, depending on the condition of the aircraft, including the airframe, engines, the auxiliary power unit or landing gear at redelivery, the lessee may have to make adjustment payments to the lessor. During the term of each lease, the lessee must ensure that the aircraft is maintained in accordance with an agreed maintenance program designed to provide that the aircraft meets applicable airworthiness and other regulatory requirements. Under the leases for the initial aircraft, maintenance is generally performed by the lessee or, for some of the regional lessees, by a designated airline or other air authority approved maintenance provider. Under some of the leases for the initial aircraft, the lessee must provide monthly maintenance reserves. In most cases where the lessee has paid maintenance reserves, those payments will be used to reimburse the lessee for maintenance charges, including major airframe and engine overhauls.

     Some of the leases for the initial aircraft do not require maintenance reserves to be paid. In those cases the lessor must rely on the credit of the lessee or any credit support the lessee provides to ensure that the lessee returns the aircraft in the condition required by the lease upon termination, makes any payments required based on the aircraft's return condition upon termination of the lease and performs scheduled maintenance throughout the lease term, based on reports provided by the lessee during the term.

     Some of the leases for the initial aircraft require the lessor to contribute to the cost of the first maintenance event in respect to the airframe, engines, auxiliary power unit or landing gear. Such lessor contributions are generally determined on a pro-rata basis, based upon the condition of these components at delivery to the lessee.

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

Lessees' Options.

     The leases or side agreements between the lessor and the lessee for one of the aircraft, representing 7.3% of the aggregate appraised value at December 31, 2001 of the aircraft, grant purchase options to the lessee or its affiliates. No purchase options had been exercised as of December 31, 2001. The latest date on which the purchase option may be exercised is December 31, 2003 for a purchase on April 30, 2005, or if all lease extension options are exercised, April 30, 2010. If a purchase option is exercised, the proceeds realized from the exercise may not, in some circumstances, equal the estimated remaining principal of the Notes allocable to the relevant aircraft.

     Five of the leases for the 36 aircraft give the lessee the option to extend the term of the lease. The rent payable during the extension period varies from lease to lease. Three of the leases allow the lessee to terminate its lease prior to the scheduled expiration date, though in some cases the lessee must pay a fee or fulfill other requirements.

Indemnification and Insurance of the Aircraft.

     Insurance Requirements. The leases for the initial aircraft require the lessees to bear responsibility and carry insurance for liabilities arising out of the operation of the aircraft. These include liabilities for death or injury to persons and damage to property that would ordinarily attach to the operator of the aircraft, subject to customary exclusions. In addition, the lessees must carry other types of insurance that are customary in the air transportation industry. These include aircraft hull all risks and hull war risks insurance at a value stipulated in the lease and aircraft spares insurance on a replacement cost basis, in each case subject to customary deductibles. The servicer must monitor the lessees' compliance with the insurance provisions of the leases.

     In addition, Aircraft Finance also has in place its own contingent liability coverage. That coverage covers both a liability that exceeds the coverage provided by a lessee's policy and instances in which a lessee's policy lapses for any reason. Aircraft Finance and its subsidiaries' contingent third-party liability insurance covers all of the aircraft, and their contingent hull and hull war risks insurance covers some of the aircraft. The amount of the contingent liability policies may or may not exceed the amount required under the relevant lease. The amount of war third-party contingent liability insurance is subject to limitations imposed by the air transportation insurance industry.

     If any of the existing insurance policies are canceled or terminated and if an aircraft is re-leased, the servicer may from time to time engage insurance experts at Aircraft Finance's expense to advise and recommend the appropriate amount of insurance coverage Aircraft Finance should procure.

     Liability Insurance. The leases for the initial aircraft require third party liability insurance for a combined single limit for bodily injury and property damage in minimum amounts ranging between $500 million and $750 million for each aircraft. In general, liability coverage on each aircraft includes third party legal liability, passenger legal liability, baggage legal liability, cargo legal liability, mail and aviation general third party (including products) legal liability. Post-September 11, the aviation insurance market generally has applied a $50 million limit on war third party (non-passenger) liability insurance. Lessees must either buy additional insurance in the limited commercial market or obtain protection under applicable government schemes in order to comply with their respective leases. There can be no assurance that such insurance will remain available or be available at commercially reasonable rates. Failure by lessees to obtain such insurance could result in the grounding of the related aircraft and delinquencies in or losses of lease payments to Aircraft Finance.

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

     Aircraft Property Insurance. In addition to hull risk, hull war and allied peril risk and aircraft spares insurance coverage obtained by the lessees, Aircraft Finance purchases "total loss only" coverage with respect to some initial aircraft. Aircraft Finance is required to maintain aircraft property insurance on its aircraft in an amount equal to the greatest of a) the Note target price, b) the appraised value for such aircraft or c) 110% of the net book value of such aircraft. In some cases, the lessor is allowed to increase the insured value above the stipulated loss value consistent with industry practice. In those cases the lessee is responsible for any increased premium that results. Permitted deductibles range from $100,000 to $1,000,000; the deductibles, however, apply only in the case of a partial loss.

     The leases for the initial aircraft include provisions defining an event of loss or a casualty occurrence so that upon total loss of the aircraft, an agreed value is payable by the lessee. This payment is generally funded with insurance proceeds. The air transportation insurance industry practice, however, is to treat only a loss with likely repair costs of greater than 75% of the insured value of the aircraft, including the engines, as a total loss.

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

     Generally, the leases for the initial aircraft require the lessee to maintain as part of its hull war and allied perils insurance coverage for loss or damage resulting from a governmental confiscation or requisition of the applicable aircraft. In some countries, however, such as France and China, that type of insurance may not be obtainable by the lessee as it is not permitted under the laws of such jurisdictions. Coverage for confiscation of the applicable aircraft by the state of registration generally has not been available in the insurance markets since January 1, 2002 and may adversely affect the ability of lessees to renew their insurance policies. However, this, like other "war" related issues, remains uncertain and such cover may again become generally available in the future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)   Market Information.

     As of the date of this Annual Report on Form 10-K (Form 10-K), no equity securities of Aircraft Finance have been registered with, or are listed, on any national exchange or traded in any established market.

b)   Holders.

     There were eleven beneficial interest holders of Aircraft Finance's beneficial interest certificates at December 31, 2001.

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

Recent Sales of Unregistered Securities.

     On May 5, 1999, Aircraft Finance issued $1,209 million of the Initial Notes to Qualified Institutional Buyers as such term is defined in Rule 144A under the Securities Act of 1933, as amended, and to non-United States persons in offshore transactions in accordance with Regulations thereunder. Lehman Brothers Inc., Credit Suisse First Boston Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as initial purchasers. As of that date, the Initial Notes consisted of $512.5 million of Class A-1 Notes, $400 million of Class A-2 Notes, $126.5 million of Class B Notes, $106 million of Class C Notes and $64 million of Class D Notes. On January 20, 2000, Aircraft Finance completed an exchange offer whereby Aircraft Finance issued four classes of new Notes, also designated Class A-1, Class A-2, Class B and Class C of Exchange Notes for the four corresponding classes of the Initial Notes. The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The Class D Notes were not exchanged and remain unregistered. $3 million of the Class A-2 Initial Notes were not tendered in the exchange offer and remain outstanding.

     The Exchange Notes were registered on Form S-4 (file number 333-82153) which became effective on December 20, 1999. The exchange offer commenced on December 20, 1999 and ended on January 20, 2000. All Initial Notes that were tendered were exchanged and global Notes representing the Exchange Notes were deposited with the trustee and book-entry depository on January 25, 2000.

     The proceeds from the sale of the beneficial interests and the Initial Notes of $39.1 million and $1,209 million, respectively, were used to purchase the initial aircraft for $1,196.1 million and to fund the initial cash reserves of $52 million. Issuance related costs incurred in connection with the offering were paid by the seller of the aircraft.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data in the following table have been derived from, and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K, of Aircraft Finance.

                                                                           December 31,
                                                        -------------------------------------------------
                                                            2001               2000             1999
                                                        -------------     -------------    --------------
                                                        (in thousand)     (in thousands)   (in thousands)
Balance Sheet Data:
   Aircraft, net                                        $  1,041,199       1,129,322
   Total assets                                            1,131,775       1,227,224
   Notes payable                                           1,072,767       1,126,843
   Total liabilities                                       1,154,522       1,174,266
   Total beneficial interest holders' equity                 (22,747)         52,958

Statement of  Income (Loss)  Data (1):
   Rental and other income from operating leases             142,306         145,117        100,331
   Interest expense                                           73,283          78,100         51,482
   Depreciation expense                                       43,855          42,784         28,488
   Impairment expense                                         46,522               -              -
   Net (loss) income                                         (43,014)          5,414          8,457

(1) Income statement data for 1999 is the period from Inception (April 13, 1999) through December 11, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On May 5, 1999, Aircraft Finance issued $1,209 million of the Initial Notes. The Initial Notes were issued in five classes; Class A-1, Class A-2, Class B, Class C and Class D. The Initial Notes were issued simultaneously with the execution of an agreement for the sale of the beneficial interests of Aircraft Finance for $39 million and an agreement to acquire 36 commercial jet aircraft for $1,196 million. On January 20, 2000, Aircraft Finance completed an exchange offer whereby Aircraft Finance issued four classes of new Exchange Notes in exchange for the four corresponding classes of the Initial Notes. The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The Class D Notes remain unchanged. $3 million of the Class A-2 Initial Notes were not tendered in the exchange offer and remain outstanding.

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

     Any statements contained herein that are not historical facts, or that might be considered an opinion or projection, whether expressed or implied, are meant as, and should be considered, forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 (as amended). Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks. If any assumptions or opinions prove incorrect, any forward-looking statements made on that basis may also prove materially incorrect. Aircraft Finance assumes no obligation to update any forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements.

RECENT DEVELOPMENTS

The Aircraft and Lessees

     Under the terms of the indenture, Aircraft Finance is required to obtain annual appraisals of its aircraft. In February 2002, Aircraft Finance received final appraisals of the adjusted base values of the aircraft as of December 31, 2001 from three independent appraisers that are members of the International Society of Transport Aircraft Trading. The average of the three appraisals was $1,067.9 million. Such average is below the assumed portfolio values set forth in the indenture relating to the Notes for certain months in 2002. This reduction in the appraised value of the portfolio resulted in an increase in scheduled principal payments to the Class A Notes in March 2002.

      Future annual appraisals of the aircraft may result in further reductions of the adjusted base values of the aircraft over time as a result of sales or dispositions of aircraft, changes in the composition of the types, geographical concentrations and lessees of the aircraft portfolio, the aging of the aircraft and related increased maintenance expenses, economic or other events affecting the commercial aviation industry, and other factors. The annual appraisals required under the indenture are determined as described in "Item 1. Business-Appraisal of Aircraft" and should not be relied upon as a measure of the market or realizable value of any initial aircraft.

     The book value of Aircraft Finance's may differ from the base value of the aircraft determined in accordance with the Indenture relating to the Notes.

     Aircraft are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". An impairment loss is recognized when the fair value of the undiscounted future cash flows of the aircraft is less than its net book value. The fair value of the aircraft is based on independent appraisals of the aircraft and estimates of undiscounted future cash flows. The appraisals assume, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly.

     On January 10, 2001, Trans World Airlines, Inc. ("TWA"), one of Aircraft Finance's lessees, filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). TWA leases one aircraft from Aircraft Finance, which represents 5.0% of the aircraft by aggregate appraised value as of December 31, 2001. By order of Judge Peter J. Walsh dated March 12, 2001, the Bankruptcy Court authorized American Airlines, Inc.'s ("American") bid, submitted on February 28, 2001, to sell substantially all of TWA's assets to American. As of March 12, 2001, Aircraft Finance has entered into a new agreement with American with respect to the TWA lease. The new lease term has an expiration date of September 22, 2002. At December 31, 2001, TWA was current in its payments, which are due in arrears.

     In January 2001, a B737-300 aircraft formerly leased by a lessee based in Ireland was returned early. In March 2001, Aircraft Finance delivered this aircraft to a lessee based in Switzerland for a short-term lease ending October 31, 2001. In December 2001, this aircraft was delivered to a lessee based in the United States for a three-year lease of this aircraft beginning December 15, 2001. This aircraft represents approximately 2.4% of the aggregate appraised value at December 31, 2001.

     In February 2001, Aircraft Finance restructured the lease agreement with a lessee based in Spain with respect to two MD-83 aircraft and this agreement was amended in December 2001. These agreements extend the lease for an average of 27 months and reduce the rents. These aircraft represent approximately 3.2% of the aggregate appraised value at December 31, 2001.

    City Bird Belgium filed for bankruptcy in a Brussels Commercial Court and has been in bankruptcy protection since July 2001. Aircraft Finance's B737-400 aircraft formerly leased to City Bird France, a subsidiary of and guaranteed by City Bird Belgium, was repossessed in October 2001. A letter of intent was signed with a lessee based in Portugal for a three-year lease commencing in March 2002. This aircraft represents 2.7% of the aggregate appraised value at December 31, 2001.

     In September 2001, Aircraft Finance entered into a rent and maintenance reserves deferral agreement with a lessee based in Brazil with respect to two B767-200ER aircraft and one B737-300 aircraft. This agreement allows this lessee to defer overdue rent payments and maintenance reserves during the period from and including June 25, 2001 to and including August 31, 2001 and the deferral is repaid with interest over six months beginning September 2001. In October 2001, Aircraft Finance also issued notices of default to this lessee after this lessee failed to make payments to Aircraft Finance. As a result, in March 2002, Aircraft Finance entered into a restructured lease agreement with respect to these aircraft to reduce the rent starting from September 2001 to the end of the lease term and to extend the leases for 24 months. The aircraft with respect to this lessee represents approximately 7.8% of the aggregate appraised value at December 31, 2001.

     In November 2001, Canada 3000 (Royal Aviation) filed for bankruptcy protection in Canada. In December 2001, the lease of one A310-300 aircraft was terminated. The aircraft is physically located in France undergoing a C-check which is expected to complete by mid-March 2002. This aircraft represents approximately 2.3% of the aggregate appraised value at December 31, 2001.

     In December 2001, Aircraft Finance restructured the lease agreement with a lessee based in Ireland with respect to one B737-400 aircraft. This agreement allows this lessee to defer rental payments during the period of November 2001 to February 2002 and the deferral is repaid over 24 months starting from

April 2002 with interest. This aircraft represents approximately 2.7% of the aggregate appraised value at December 31, 2001.

     In January 2002, Aircraft Finance restructured the lease agreement with a lessee based in the United States with respect to a B737-300 aircraft to reduce the rents starting from January 2002 and give the lessor an extension option for 31 months. This aircraft represents approximately 2.7% of the aggregate appraised value at December 31, 2001.

     In March 2002, Aircraft Finance restructured the lease agreement with a lessee based in Mexico with respect to one A320-200 aircraft. This agreement allows this lessee to defer rental payments during the period of December 2001 to March 2002 and the deferral is repaid over 24 months beginning April 2002 with interest. This aircraft represents approximately 2.6% of the aggregate appraised value at December 31, 2001.

     British Midland will be returning one B737-300 aircraft in March 2002 at the lease expiration. This aircraft was originally subject to a lease agreement with a lessee based in the Ukraine. The lease was to begin when the aircraft was returned from British Midland in March 2002. A termination letter was signed in January 2002 with this lessee based in the Ukraine. In February 2002, a contract was signed with a lessee based in the United Kingdom for a five-year lease of one B737-300 aircraft, which will be returned from British Midland in March 2002. This aircraft represents approximately 2.5% of the aggregate appraised value at December 31, 2001.

     In April 2002, one MD-83, which is currently undergoing maintenance, is expected to return from a lessee based in Italy. This aircraft represents approximately 1.8% of the aggregate appraised value at December 31, 2001.

     The events discussed above caused a reduction in the Aircraft Finance's revenues by $0.3 million in year 2001 and are likely to decrease Aircraft Finance's 2002 revenues as well. Such reductions of revenues, restructurings, or any similar future events could negatively impact Aircraft Finance's ability to timely pay scheduled interest on certain Note classes and/or to repay the principal of certain Note classes at the scheduled maturity dates of those classes. These restructurings were accounted for according to SFAS No. 13:
"Accounting for Leases".

OTHER DEVELOPMENTS

     Under the terms of the indenture, Aircraft Finance is required to obtain annual appraisals of its aircraft. In February 2002, Aircraft Finance received appraisals of the adjusted base values of the aircraft as of December 31, 2001 from three independent appraisers that are members of the International Society of Transport Aircraft Trading, as required by the indenture. The aggregate of the average of the three appraisals (the current appraised value) of the aircraft at December 31, 2001 was $1,067.9 million. Such average is below the assumed portfolio values set forth in the indenture relating to the Notes for certain months in 2002. This reduction in the appraised value of the portfolio resulted in an increased scheduled principal payment to the Class A Notes in March 2002.

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

     As of December 31, 2001, the concentration of the five largest lessees was 39.8% of the most recent appraised value of the portfolio. One of the concentration limits in the indenture requires the five largest lessees not to exceed 35% of the most recent appraised value of the portfolio. Under the indenture, Aircraft Finance is not permitted to enter into a lease agreement that would exceed certain concentration limits unless it receives rating agency confirmation that the rating agencies will not downgrade, qualify, or withdraw their ratings on the Notes. Aircraft Finance received such rating agency confirmations from the rating agencies during June, 2000 when the concentration limit was exceeded.

     During the year ended December 31, 2001, there were five lessees on non-accrual status. With respect to these lessees five aircraft have been returned early and the other is expected to be returned in March 2002 upon completion of a C-check. The total amount of rent and maintenance reserve payments outstanding under the leases for the six aircraft from these five lessees amounted to approximately $6.9 million as of December 31, 2001. One of these lessees, based in Brazil, owed approximately $1.0 million at December 31, 2001 for outstanding maintenance reserve payments, after the application of a $1.0 million cash security deposit. The second lessee based in the United States owed approximately $1.0 million at December 31, 2001 for outstanding maintenance reserve payments after the application of $1.1 million of cash security deposits and a letter of credit. The third lessee, based in Turkey, owed approximately $3.4 million at December 31, 2001 for outstanding rent and maintenance reserve payments after the application of $1.3 million of cash security deposits, letters of credit, and the sale of shares of stock transferred to the lessor. The fourth lessee, based in Belgium, owed approximately $0.5 million at December 31, 2001 for outstanding rent. The fifth lessee, based in Canada, owed approximately $1.0 million at December 2001 for outstanding rent and maintenance reserve payments.

     As of December 31, 2001, Aircraft Finance has repaid aggregate principal on the Notes of $136.2 million, as compared to $117.3 million anticipated in the Offering Memorandum dated April 21, 1999. For a more detailed analysis of Aircraft Finance's performance compared to the assumptions in the Offering Memorandum, see Exhibit 99.4. Aircraft Finance's ability to generate sufficient cash from its aircraft assets to service the outstanding Notes will depend primarily on the rental rates it can achieve on leases, the lessees' ability to perform according to the terms of the leases and the prices it can achieve on any aircraft sales. Aircraft Finance's ability to service the outstanding Notes will also depend on the level of Aircraft Finance's operating expenses, including maintenance obligations that are expected to increase as the aircraft age, and any unforeseen contingent liabilities. The indenture governing the Notes requires that Aircraft Finance maintain a cash reserve balance on deposit in a collections account and permits Aircraft Finance to establish a credit facility, in order to provide a source of liquidity for Aircraft Finance's obligations.

RESULTS OF OPERATIONS

     Results of operations from the period from April 13, 1999 ("Inception") to December 31, 1999 reflect results from the commencement of operations to December 31, 1999. As a result, historical results of operations from the period from Inception to December 31, 1999 are not comparable to the years ended December 31, 2001 or 2000.

     Aircraft Finance reported net loss of $43.0 million on total revenues of $145.8 million for the year ended December 31, 2001 ("2001 Period") compared to net income of $5.4 million on total revenues of

$150.7 million for the year ended December 31, 2000 ("2000 Period"). The net loss reported in the 2001 Period is primarily due to a write down of two DC-10-30, one MD-83, one B767-300ER, and one A310-300 aircraft to their estimated fair values during 2001. The decrease in total revenues in the 2001 Period compared to the 2000 Period is mainly due to lower rental rates and interest income. Aircraft Finance's revenues consisted of rental and other income from operating leases and interest income earned on cash balances.

     Aircraft Finance reported net income of $5.4 million on total revenues of $150.7 million for the 2000 Period, compared to net income of $8.5 million on total revenues of $103 million during the period from inception (April 13, 1999) to December 31, 1999 ("1999 Period"). Net income decreased by $3.1 million from the 1999 Period to the 2000 Period due mainly to increases in interest expense, depreciation expense, and operating expenses.

     Rental and other income from aircraft subject to operating leases for the 2001 Period was $142.3 million compared to $145.1 million for the 2000 Period. The decrease in rental income is primarily due to lower rental rates from re-leased aircraft and from restructuring certain lease agreements in place in the 2001 Period as discussed above in "Recent Developments".

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

     Interest income during the 2001 Period was $3.5 million, compared to $5.6 million during the 2000 Period. Interest income consists primarily of interest earned on Aircraft Finance's cash balances, which are invested in short-term highly liquid investments as permitted by the indenture. The amount of interest income earned varies based upon the current interest rates paid on such investments and the level of cash balances held by Aircraft Finance. In addition to lower average cash balances during the 2001 Period, interest rates earned on those balances were also lower during the 2001 Period.

     Interest income during the 2000 Period was $5.6 million, compared to $2.7 million during the 1999 Period. In addition to higher average cash balances during 2000, interest rates earned on those balances were also higher during the 2000 Period.

     Interest expense, including interest rate swap expenditures of $13.5 million, was $73.3 million for the 2001 Period compared to interest expense, net of interest rate swap income of $7.1 million, of $78.1 million for the 2000 Period. The weighted average interest rate on the Notes during the 2001 Period was 6.61% compared to 6.68% during the 2000 Period. The outstanding balance of the Notes at December 31, 2001 was $1,072.8 million compared to $1,126.8 million at December 31, 2000. Interest expense varies based on the actual interest rates on the floating rate Notes, the interest rate swap costs or income and the outstanding principal balances of the Notes.

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

     Depreciation expense during the 2001 Period was $43.9 million compared to $42.8 million during the 2000 Period. Depreciation expense in the 2001 Period was higher than that in the 2000 Period due to the depreciation of additional capitalized improvements.

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

     Aircraft Finance wrote down the net book value of its two DC-10-30, one MD-83, one B767-300ER, and one A310-300 aircraft to their estimated fair values and incurred an impairment expense of $46.5 million in the 2001 Period. There were no such impairments in the 2000 Period or 1999 Period. See "Critical Accounting Policies" herein for further discussion on the determination of impairment for accounting purposes.

     Operating expense during the 2001 Period was $19.2 million compared to $18.5 million during the 2000 Period. The increase in operating expenses was primarily due to higher direct lease expenses incurred in connection with several aircraft being re-leased or repossessed during the 2001 Period, higher legal fees associated with lease restructurings, repossessions, and bankruptcies, and higher aircraft insurance expense in the 2001 period. Operating expense primarily consists of aircraft maintenance expense and lease related costs. Most of Aircraft Finance's lease contracts require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Under the provisions for many leases, for airframe and engine overhauls, the lessee is reimbursed for costs incurred up to, but not exceeding, related payments made by the lessee to the lessor based on those measures of usage. Reserves are maintained at amounts considered adequate to cover those estimated expenditures for maintenance costs.

     Operating expense during the 1999 Period and the 2000 Period was $10.6 million and $18.5 million, respectively. The increase in operating expenses was primarily the result of direct lease expenses incurred in connection with several aircraft being re-leased or repossessed during the 2000 Period.

     Administration and other expenses during the 2001 Period and the 2000 Period were $6.0 million for each period. These expenses consist primarily of fees paid to the service providers and other general and administration costs. The most significant of these fees was the servicer fee, which amounted to $4.3 million in the 2001 Period and $4.4 million in the 2000 Period. A significant portion of the fees paid to the servicer correspond to rental payments due and received. These fees are based upon a fixed percentage of rental receipts, and will vary with rental income of Aircraft Finance.

     Administration and other expenses during the 1999 Period and the 2000 Period were $4.0 million and $6.0 million, respectively. The most significant of these fees was the servicer fee, which amounted to $3.1 million in the 1999 Period and $4.4 million in the 2000 Period. Annualized, the increase in administration expenses was mainly due to legal costs incurred in the 2000 Period in connection with, among other things, the formation of a French subsidiary.

     On December 31, 2001, the fair value of the interest rate swaps was approximately ($32.7) million compared to $1.7 million on December 31, 2000. This change in fair value of derivatives of ($34.4) was included as a component of other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

     Moody's Investors Service, Inc. ("Moody's"), one of the rating agencies for the Notes, announced the downgrade of the Class C and Class D Notes in a press release issued on March 18, 2002. The press release states that factors affecting Moody's downgrade included concerns over (i) possible loss of cash flow due to lease restructurings following the September 11 crisis and continued re-leasing at reduced rates in the near future, (ii) the significant percentage of aircraft that will be coming off lease within the next twelve months, (iii) the level of the delinquent lessees and the number of grounded aircraft, (iv) the potential volatility of future cash flows due to the proportion of widebody aircraft in the aircraft portfolio and (v) the decrease in the aggregate appraised value of the aircraft as of December 31, 2001.

LIQUIDITY

     Aircraft Finance held cash and cash equivalents of $76.7 million and restricted cash of $10.9 million at December 31, 2001, compared to cash and cash equivalents of $76.7 million and restricted cash of $17.8 million at December 31, 2000. The liquidity reserve amount, which is included in cash and cash equivalents, was $52 million at December 31, 2001 and December 31, 2000. The liquidity reserve amount is required under the terms of the indenture and is intended to serve as a source of liquidity for Aircraft Finance's maintenance obligations and other contingent costs. A deposit of $6.75 million was refunded to the seller, during the 2001 Period. This deposit was originally used to secure one of Aircraft Finance's lessees in the case of delinquency on any of its payments during a two-year period that commenced on the date such leases were novated to Aircraft Finance. The deposit was refunded in September 2001 because up to that time there were no such delinquencies.

     Aircraft Finance held cash and cash equivalents of $76.7 million and restricted cash of $17.8 million at December 31, 2000, compared to cash and cash equivalents of $72.7 million and restricted cash of $19.5 million at December 31, 1999. The liquidity reserve amount, which is included in cash and cash equivalents, was $52 million at December 31, 2000 and December 31, 1999.

     Aircraft Finance has the ability to enter into certain credit facilities; however, as of December 31, 2001, had not done so.

     The reduction of cash flow due to the lease rate restructurings, discussed in "Recent Developments", following the September 11 crisis, the concern that the aircraft will continue to be re-leased at reduced rates in the near future, the level of lease payment delinquencies and related increase in expenses and any sales of aircraft may adversely affect the timing and amounts available to pay to the holders of the Notes.

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

     Net cash provided by operating activities for the 2001 Period amounted to $56.4 million, primarily reflecting a net loss of $43.0 million adjusted by non-cash impairment expense of $46.5 million, non-cash depreciation expense of $43.9 million, an increase in security and other deposits of $5.9 million, and decreases in rent and other receivables of $0.6 million, and restricted cash of $6.9 million. These were offset by decreases in accounts payable and accrued liabilities of $0.7 million and deferred rental income of $3.5 million.

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

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     Net cash used in investing activities for the 2001 Period amounted to $2.3 million for capitalized aircraft improvements.

     Net cash used in investing activities for the 2000 Period amounted to $1.5 million for capitalized aircraft improvements.

     Net cash used in investing activities for the 1999 Period amounted to $1,199.1 million, due to $1,196.1 million for the purchase of aircraft and $3.0 million for capitalized aircraft improvements and aircraft delivery costs.

     Net cash used in financing activities for the 2001 Period amounted to $54.1 million of principal repayments on the Notes. As a result, the balance of these Notes was $1,072.8 million at December 31, 2001. Generally, principal and interest are repaid on certain Notes monthly based upon the cash collected, the anticipated expenses and the cash balances held by Aircraft Finance on the calculation date. As a result, monthly principal payments on the Notes will vary depending on Aircraft Finance's revenues and expenses for the month. In addition to the factors discussed above, during the 2001 Period additional principal was redirected to certain Classes of Notes as a result of the annual base value appraisals of aircraft.

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

     At December 31, 2001, Aircraft Finance was a party to seven interest rate swap agreements. Four of these agreements were entered into on May 5, 1999 and the other three were entered into on June 29, 2000 but had an effective date of July 15, 2000. The net aggregate amounts due to be paid or received by Aircraft Finance under these agreements is determined monthly and is due on the same day as the payments under the Notes. The net economic effect of these interest rate swaps was to hedge Aircraft Finance's variable interest rate exposure from movements in interest rates over the duration of the lease terms. Please see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for further information about these interest rate swap agreements.

CRITICAL ACCOUNTING POLICIES

     Management considers the accounting policies discussed below, taken together with the discussions from "Item 7A. Quantitative and Qualitative Disclosures About Risk" and "Item 8. New Accounting Pronouncements", to be material to an understanding of Aircraft Finance's financial statements in that they are dependent upon certain judgments and estimates by Aircraft Finance. For all these policies, management cautions that actual results may differ materially from the estimates that are discussed herein, and the best estimates routinely require adjustment.

Maintenance Reserves

Most lease contracts require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make contingent payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Reserves are maintained at amounts considered adequate to cover those expected payments for maintenance costs.

Depreciation

Aircraft are depreciated on a straight-line basis over the estimated life to its estimated residual value. Generally, aircraft and aircraft equipment are depreciated over estimated useful lives of 30 years from the date of manufacture to a 15% estimated residual value. Certain major additions and modifications to aircraft may be capitalized. Aircraft Finance's estimates are reviewed periodically for continued appropriateness. Should the estimates of economic lives and salvage prove inappropriate because of future events, Aircraft Finance's results of operations could be significantly adversely affected.

Aircraft Valuation

Aircraft are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". An impairment loss is recognized when the fair value of the undiscounted future cash flows of the aircraft is less than its net book value. The fair value of the aircraft is based on independent appraisals of the aircraft and estimates of undiscounted future cash flows. The appraisals assume, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly.

     Further discussion of these accounting policies may be found in the Notes to the Consolidated Financial Statements in Item 8.

NEW ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends APB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Aircraft Finance has not adopted SFAS 144. The implementation of SFAS No. 144 from SFAS No. 121 is not expected to have a material difference on Aircraft Finance's financial position, results of operations or cash flows.

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

     The controlling trustees of Aircraft Finance, with the assistance of Bankers Trust Company and Lehman Brothers Inc., are responsible for reviewing and approving the overall interest rate management policies and transaction authority limits. Counterparty risk will be monitored on an ongoing basis. Counterparties will be subject to the prior approval of the controlling trustees. Currently, Aircraft Finance's counterparty is an affiliate of Lehman Brothers Inc. Any future counterparties will consist primarily of the affiliates of major United States and European financial institutions, including special-purpose derivative vehicles, that have credit ratings or that provide collateralization arrangements, consistent with maintaining the ratings of the Notes.

     At December 31, 2001, Aircraft Finance was a party to five classes of Notes. The estimated fair value of these Notes at December 31, 2001 was approximately $900.1 million. The terms of each class of the Notes, including the outstanding principal amount at December 31, 2001, are as follows:

                                 Outstanding
           Class of               Principal                               Expected Final            Final
            Notes                  Amount            Interest Rate         Payment Date           Maturity Date
            -----               ------------         -------------        ---------------         -------------
           Class A-1            $512,500,000          LIBOR + 0.48%          May 15, 2004         May 15, 2024
           Class A-2             271,170,985          LIBOR + 0.50%         June 15, 2008         May 15, 2024
           Class B               119,095,938          LIBOR + 1.15%          May 15, 2016         May 15, 2024
           Class C               106,000,000                  8.00%         July 15, 2016         May 15, 2024
           Class D                64,000,000                 11.00%       August 15, 2016         May 15, 2024

     At December 31, 2001, Aircraft Finance was a party to seven interest rate swap agreements. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on 30-day LIBOR. On January 1, 2001 and December 31, 2001, the estimated fair values of these interest rate swaps were approximately $1.7 million and ($32.7) million, respectively. Due to the potential volatility of LIBOR, the fair value of Aircraft Finance's interest rate swap agreements are also subject to volatility. The change in fair value of the seven interest rate swaps was due to changes in market interest rates. This change was recorded as a component of other comprehensive income (loss) in the equity section of the balance sheet.

     Two of Aircraft Finance's swap agreements expired on January 15, 2002. The notional amounts of these two swap agreements totaled $80 million.

     Expected final payment dates relating to the Notes are set forth in the indenture. They were determined based on the assumptions set forth in the Registration Statement relating to the issuance of the Exchange Notes. The actual final payments for each Class of Notes is likely to occur earlier or later than the Expected Final Payment Date as a result of various factors, including the assumptions regarding revenues, interest, expenses, operating costs, stress case scenarios and aircraft valuations. These assumptions have not corresponded and are not likely in the future to correspond to actual experience.

     The one month LIBOR rate with respect to the Notes as of December 31, 2000 and 2001 was 6.71% and 1.90%, respectively.

     The following table presents, as of December 31, 2001, the terms of Aircraft Finance's interest rate swap agreements:

          Fixed             Rate to be            Rate to be
        Notional         paid by Aircraft        received by              Maturity              Estimated
         Amount               Finance           Aircraft Finance            Date               fair value
   ---------------       ----------------      ------------------     -----------------     ----------------
   $    60,000,000             5.50%                 LIBOR              January 15, 2002    $     (164,916)
        20,000,000             7.13%                 LIBOR              January 15, 2002            (88,224)
       175,000,000             5.56%                 LIBOR              October 15, 2002         (4,924,266)
        20,000,000             7.14%                 LIBOR              October 15, 2002           (830,062)
       345,000,000             5.65%                 LIBOR              January 15, 2004        (15,302,347)
       230,000,000             5.71%                 LIBOR             November 15, 2004        (10,044,947)
        15,000,000             7.17%                 LIBOR                  May 15, 2005         (1,336,036)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA











                     AIRCRAFT FINANCE TRUST AND SUBSIDIARIES


       CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND 2000,
             AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND
         THE PERIOD FROM INCEPTION (APRIL 13, 1999) TO DECEMBER 31, 1999
                                TOGETHER WITH THE
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Trustees:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in beneficial interest holders' (deficit) equity , and of cash flows present fairly, in all material respects, the financial position of Aircraft Finance Trust and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and the Period from Inception (April 13, 1999) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
March 25, 2002

                     AIRCRAFT FINANCE TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                              DECEMBER 31,    DECEMBER 31,
                                                                                  2001           2000
                                                                              ------------    ------------

                                     ASSETS

Cash and cash equivalents                                                     $     76,729    $     76,658
Restricted cash                                                                     10,895          17,761
Rents and other receivables                                                          2,756           3,352
Aircraft, net                                                                    1,041,199       1,129,322
Other assets                                                                           196             131
                                                                              ------------    ------------

     Total assets                                                             $  1,131,775    $  1,227,224
                                                                              ============    ============

          LIABILITIES AND BENEFICIAL INTEREST HOLDERS' (DEFICIT) EQUITY

Accounts payable and accrued liabilities                                      $      4,293    $      5,007
Deferred rental income                                                               1,425           4,927
Derivative contracts                                                                32,691               -
Security and other deposits                                                         43,346          37,489
Notes payable:
     Class A-1                                                                     512,500         512,500
     Class A-2                                                                     271,171         322,801
     Class B                                                                       119,096         121,542
     Class C                                                                       106,000         106,000
     Class D                                                                        64,000          64,000
                                                                              ------------    ------------
     Total Notes payable                                                         1,072,767       1,126,843
                                                                              ------------    ------------
     Total liabilities                                                           1,154,522       1,174,266
                                                                              ------------    ------------
Commitments and contingencies (Note 10)                                                  -               -

Beneficial interest holders' (deficit) equity:

     Beneficial interests                                                            9,944          52,958
     Accumulated other comprehensive loss                                          (32,691)              -
                                                                              ------------    ------------
     Total beneficial interest holders' (deficit) equity                           (22,747)         52,958
                                                                              ------------    ------------
     Total liabilities and beneficial interest holders' (deficit) equity      $  1,131,775    $  1,227,224
                                                                              ============    ============


                The accompanying notes are an integral part of
                    these consolidated financial statements

                     AIRCRAFT FINANCE TRUST AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                             (dollars in thousands)





                                                                        PERIOD FROM
                                                                         INCEPTION
                                        YEAR ENDED      YEAR ENDED    (APRIL 13, 1999)
                                       DECEMBER 31,    DECEMBER 31,    TO DECEMBER 31,
                                          2001             2000            1999
                                      -------------    -------------   -------------
REVENUES:
   Rental and other income
      from operating leases           $     142,306    $     145,117   $     100,331
   Interest income                            3,525            5,629           2,679
                                      -------------    -------------   -------------

      Total revenues                        145,831          150,746         103,010
                                      -------------    -------------   -------------

EXPENSES:

   Interest expense                          73,283           78,100          51,482
   Depreciation expense                      43,855           42,784          28,488
   Impairment expense                        46,522                -               -
   Operating expense                         19,189           18,460          10,632
   Administration and other                   5,996            5,988           3,951
                                      -------------    -------------   -------------

      Total expenses                        188,845          145,332          94,553
                                      -------------    -------------   -------------

NET (LOSS) INCOME                     $     (43,014)   $       5,414   $       8,457
                                      =============    =============   =============



                The accompanying notes are an integral part of
                   these consolidated financial statements

                     AIRCRAFT FINANCE TRUST AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (dollars in thousands)


                                                                PERIOD FROM
                                                                 INCEPTION
                                  YEAR ENDED      YEAR ENDED   (APRIL 13, 1999)
                                 DECEMBER 31,    DECEMBER 31,   TO DECEMBER 31,
                                     2001            2000           1999
                                 ------------    ------------   ------------
Net (loss) income                $    (43,014)   $      5,414   $      8,457

Other comprehensive loss

(Notes 2 and 7)                       (32,691)              -              -
                                 ------------    ------------   ------------

Comprehensive

(loss) income                    $    (75,705)   $      5,414   $      8,457
                                 ============    ============   ============


                The accompanying notes are an integral part of
                   these consolidated financial statements

                     AIRCRAFT FINANCE TRUST AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN BENEFICIAL
                       INTEREST HOLDERS' (DEFICIT) EQUITY
                             (dollars in thousands)


                                                     ACCUMULATED
                                                        OTHER
                                                     COMPREHENSIVE    BENEFICIAL
                                                     INCOME (LOSS)     INTEREST         TOTAL
                                                     ------------    ------------    ------------
Issuance of Beneficial Interest (May 5, 1999)                   -    $     39,087          39,087

   Net Income                                                   -           8,457           8,457
                                                     ------------    ------------    ------------

Balance at December 31, 1999                                    -          47,544          47,544

   Net Income                                                   -           5,414           5,414
                                                     ------------    ------------    ------------

Balance at December 31, 2000                                    -          52,958          52,958

   Net loss                                                     -         (43,014)        (43,014)

   Other comprehensive loss:
   Changes in derivative instruments
     Cumulative effect of adopting FAS 133                  1,711               -           1,711
     Changes in fair value of derivatives                 (34,402)              -         (34,402)
                                                     ------------    ------------    ------------
   Total other comprehensive loss                         (32,691)              -         (32,691)
                                                     ------------    ------------    ------------
Balance at December 31, 2001                         $    (32,691)   $      9,944    $    (22,747)
                                                     ============    ============    ============




                The accompanying notes are an integral part of
                   these consolidated financial statements

                   AIRCRAFT FINANCE TRUST AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                      YEAR ENDED      YEAR ENDED    (APRIL 13, 1999)
                                                     DECEMBER 31,    DECEMBER 31,    TO DECEMBER 31,
                                                         2001            2000            1999
                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                    $    (43,014)   $      5,414    $      8,457
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
   Depreciation expense                                    43,855          42,784          28,488
   Impairment expense                                      46,522               -               -
Changes in assets and liabilities:
   Rents and other receivables                                596             770          (4,122)
   Restricted cash                                          6,866           1,707         (19,468)
   Other assets                                               (65)              7            (138)
   Accounts payable and accrued liabilities                  (714)           (812)          5,819
   Deferred rental income                                  (3,502)         (2,104)          7,031
   Security and other deposits                              5,857           7,104          30,385
                                                     ------------    ------------    ------------
   Net cash provided by operating activities               56,401          54,870          56,452
                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of aircraft                                            -               -      (1,196,087)
Aircraft improvements                                      (2,254)         (1,542)         (2,965)
                                                     ------------    ------------    ------------
   Net cash used in investing activities                   (2,254)         (1,542)     (1,199,052)
                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of beneficial interests                                -               -          39,087
Proceeds from notes payable                                     -               -       1,209,000
Repayment of notes payable                                (54,076)        (49,352)        (32,805)
                                                     ------------    ------------    ------------
   Net cash (used in) provided by
   financing activities                                   (54,076)        (49,352)      1,215,282
                                                     ------------    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      71           3,976          72,682

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                        76,658          72,682               -
                                                     ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $     76,729    $     76,658    $     72,682
                                                     ============    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense                       $     73,843    $     78,198    $     47,883
                                                     ============    ============    ============

                The accompanying notes are an integral part of
                   these consolidated financial statements

                     AIRCRAFT FINANCE TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 -- ORGANIZATION

     Aircraft Finance Trust is a special-purpose statutory business trust that was formed on April 13, 1999 under the laws of Delaware. Aircraft Finance Trust and its three subsidiaries (collectively "Aircraft Finance") were formed to conduct certain limited activities, including buying, owning, leasing and selling commercial jet aircraft and related activities.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

OPERATING LEASES

     Aircraft are recorded at cost and depreciated on a straight-line basis over the estimated life to their estimated salvage value. Generally, aircraft and aircraft equipment are depreciated over estimated useful lives of 30 years from the date of manufacture to a 15% estimated salvage value. Certain major additions and modifications to aircraft are capitalized. Aircraft Finance's estimates are reviewed periodically to ensure continued appropriateness.

     Revenue under operating leases is recognized as rental income on a straight-line basis over the lease term. In addition, certain leases provide for contingent rental payments based on measures of usage.

     Aircraft Finance will generally place lessees onto non-accrual status when the cumulative amount of outstanding rent receivables due from such lessee is equivalent to three monthly payments or if other circumstances warrant such treatment. Upon placement onto non-accrual status, all outstanding receivables accrued but not paid will be reversed against income. Subsequent payments from lessees placed onto non-accrual status will be recognized on a cash basis as received. The Lessee will not be placed back onto current accrual status unless they become current with all past due amounts and they further demonstrate an improvement in their financial position.

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the recognition of an impairment loss for an asset held for use is required when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of an impairment loss is to be recognized based on the fair value of the asset. Fair value reflects the underlying economic value of the aircraft, including engines, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale between a willing buyer and seller. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly. The fair value of the assets is based on independent valuations of the aircraft and/or estimates of discounted future cash flows. Appraisals assume, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market. Appraisals are not based on a physical inspection of the aircraft. SFAS 121 also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated disposal costs.

MAINTENANCE RESERVES

     Most lease contracts require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make contingent payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Reserves are maintained at amounts considered adequate to cover those expected payments for maintenance costs.

INCOME TAXES

     The operating results of Aircraft Finance are included in the tax returns of their beneficial interest holders. As such, Aircraft Finance is not subject to United States Federal, State and local income taxes.

DERIVATIVE FINANCIAL INSTRUMENTS

     On January 1, 2001, derivatives were recognized on the balance sheet at their fair value. Aircraft Finance's swap agreements meet the definition of cash-flow hedge transactions and are designated as hedges of the variability of future cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge), to which Aircraft Finance is party. Changes in the fair value of derivatives that are highly effective as -- and that are designated and qualify as -- cash flow hedges to the extent that the hedges are effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings.

     Aircraft Finance formally documented all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet. Aircraft Finance also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, Aircraft Finance will discontinue hedge accounting prospectively.

     On December 31, 2001, the fair value of these interest rate swaps was approximately ($32.7) million compared to $1.7 million on January 1, 2001, a net reduction in fair value of the derivatives of $34.4 million.

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

NOTE 3 -- RISK AND UNCERTAINTIES

     On September 11, 2001, terrorists hijacked and crashed four United States commercial aircraft, with attendant significant loss of life, property damage and economic disruption. Any additional terrorist attacks, the current anti-terrorist activity in Afghanistan and throughout the world, any military or economic responses by the United States, including any changes to the United States aircraft industry by way of law, regulation or otherwise, may further increase airline costs and cause further declines in air travel demand.

     These events may also affect the ability of airlines to obtain insurance or otherwise comply with terms of their leases. The inability to obtain insurance and non-compliance with other lease terms could result in aircraft groundings. Any such actions may further impair a lessee's financial condition and ability to pay rent. Accordingly, these conditions, particularly should they continue, may impair the ability of Aircraft Finance to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of the aircraft for possible sale. These factors may have an adverse effect on the amount and timing of payments that will be made by Aircraft Finance on the Notes.

     As of December 31, 2001, the concentration of the five largest lessees was 39.8% of the most recent appraised value of the portfolio. One of the concentration limits in the indenture requires the five largest lessees not to exceed 35% of the most recent appraised value of the portfolio. Under the indenture, Aircraft Finance is not permitted to enter into a lease agreement that would exceed certain concentration limits unless it receives rating agency confirmation that the rating agencies will not downgrade, qualify, or withdraw their ratings on the Notes. Aircraft Finance received such rating agency confirmations from the rating agencies during June, 2000.

NOTE 4 -- CASH BALANCES

     Aircraft Finance maintains various cash accounts as required by the Trust indenture, including a Rental Account, a Collections Account, an Expense Account, and the Lessee Funded Accounts.

     All payments under the leases are deposited into the Rental Account and subsequently swept to the Collection Account within one business day of receipt. Aircraft Finance maintains a cash reserve balance in the Collection Account in an amount determined monthly in accordance with the Trust indenture. At December 31, 2001, the cash reserves included in the Collection Account were $52 million. The cash reserves are intended to provide a source of liquidity for the payment of expenses, swap payments and interest on certain classes of Notes. Expenses of Aircraft Finance are generally paid out of the Expense Account, which is funded through transfers from the Collections Account.

     The Lessee Funded Accounts and certain lessee reserve accounts are not available for general use. Security deposits and maintenance reserve payments from lessees that are required to be segregated from other funds are deposited into the Lessee Funded Accounts. Lessee reserve accounts used to include a deposit from the seller of the aircraft that can be drawn upon by Aircraft Finance should such lessee be delinquent on any of its rent payments. The balances in the Lessee Funded Accounts were $11.0 million at December 31, 2001 and 2000. A deposit of $6.75 million was refunded to the seller, during the 2001 Period. This deposit was originally used to secure one of Aircraft Finance's lessees in the case of delinquency on any of its payments during a two-year period that commenced on the date such leases were novated to Aircraft Finance. The deposit was refunded in September 2001 because there were no such delinquencies up to that time.

NOTE 5 -- AIRCRAFT UNDER OPERATING LEASES

     On May 5, 1999, Aircraft Finance purchased 36 commercial jet aircraft from General Electric Capital Corporation and certain of its subsidiaries having an aggregate cost of $1,196 million pursuant to a Master Aircraft Purchase Agreement. Aircraft Finance financed these purchases primarily through the net proceeds from Aircraft Finance's private placement of asset-backed Notes and proceeds from the issuance of beneficial interests. At December 31, 2001, Aircraft Finance had 34 aircraft on lease and two aircraft off lease, as follows:

                                                   December 31,     December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                  (in thousands)   (in thousands)
Aircraft under operating lease                     $  1,139,486    $  1,200,594
Accumulated depreciation                               (108,589)        (71,272)
Aircraft fair value adjustment (impairment)             (35,662)              -
                                                   ------------    ------------
Aircraft under operating leases, net                    995,235       1,129,322

Aircraft off-lease                                       63,362               -
Accumulated depreciation                                 (6,538)              -
Aircraft fair value adjustment (impairment)             (10,860)              -
                                                   ------------    ------------
Aircraft off-lease, net                                  45,964               -

Aircraft, net                                      $  1,041,199    $  1,129,322
                                                   ============    ============

     As of December 31, 2001, Aircraft Finance has written down its two DC-10-30, one MD-83, one B767-300ER, and one A310-300 aircraft to their estimated fair values to reflect changes in market conditions. As a result, an impairment expense of $46.5 million has been recorded in Aircraft Finance's statement of income (loss) for the year ended December 31, 2001.

     All aircraft are compliant with Stage 3 noise levels set out in the United States Federal Aviation Regulations. As of December 31, 2001, 34 of Aircraft Finance's aircraft were on lease to 21 airlines in 13 countries and two of them were off lease. An analysis of the various lessee expiration periods of the aircraft under operating leases is as follows at December 31, 2001:

On lease for a further period of:
---------------------------------
More than five years ..................               3
From one to five years ................              23
Less than one year ....................               8
Not on lease ..........................               2
                                          -------------
Total aircraft portfolio ..............              36
                                          =============

     At December 31, 2001 future scheduled minimum lease contract payments to be received under operating leases for the years ended December 31, are as follows:
(dollars in thousands)

2002....................................   $    104,611
2003....................................         83,002
2004....................................         57,749
2005....................................         25,318
2006....................................          8,173
Thereafter..............................         31,111
                                           ------------
Total...................................   $    309,964
                                           ============

     Additional contingent rentals are earned by Aircraft Finance based on certain lessee's usage. Contingent rentals amounting to $15.0 million, $15.2 million, and $11.6 million were earned by Aircraft Finance during the years ended December 31, 2001, 2000, and the period from inception (April 13, 1999) to December 31, 1999, respectively.

     During the year ended December 31, 2001, two lessees were placed on non-accrual status. Accordingly, uncollected receivables of $1.5 million were reversed from income. As of December 31, 2001, a total of five lessees representing six aircraft are on non-accrual status. With respect to these lessees, four aircraft have been returned early and subsequently re-leased, and the other two are still off lease. The total amount of rent and maintenance reserve payments outstanding under the leases for the six aircraft from these five lessees amounted to approximately $6.9 million as of December 31, 2001. Subsequent collection of all delinquent receivables is considered unlikely.

NOTE 6 -- NOTES PAYABLE

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

                                INITIAL                                        EXPECTED FINAL               FINAL
CLASS OF NOTE              PRINCIPAL AMOUNT            INTEREST RATE            PAYMENT DATE            MATURITY DATE
-------------              ----------------            -------------            ------------            -------------
   Class A-1               $      512,500              LIBOR + 0.48%               May 15, 2004            May 15, 2024
   Class A-2                      400,000              LIBOR + 0.50%              June 15, 2008            May 15, 2024
   Class B                        126,500              LIBOR + 1.15%               May 15, 2016            May 15, 2024
   Class C                        106,000                      8.00%              July 15, 2016            May 15, 2024
   Class D                         64,000                     11.00%            August 15, 2016            May 15, 2024
                           -------------
                             $ 1,209,000

     Expected final payment dates relating to the Notes are set forth in the indenture. They were determined based on the assumptions set forth in the Registration Statement relating to the issuance of the Exchange Notes. The actual final payments for each Class of Notes is likely to occur earlier or later than the Expected Final Payment Date as a result of various factors, including the assumptions regarding revenues, interest, expenses, operating costs, stress case scenarios and aircraft valuations. These assumptions have not corresponded and are not likely in the future to correspond to actual experience.

     The one-month LIBOR rate with respect to these Notes as of December 31, 2001 was 1.90%.

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

     The dates on which principal repayments on the Notes will actually occur will depend on the cash flows generated by the rental income from the Aircraft Finance's portfolio of aircraft, Aircraft Finance's ability to refinance any or all of the Notes and the amount of operating costs incurred in the ordinary course of business. Amounts received by Aircraft Finance and available for distribution are paid in accordance with the priorities specified in the Trust indenture. As of December 31, 2001 and December 31, 2000 the estimated fair value of the Notes was approximately $900.1 million and $1,121.1 million, respectively.

     Moody's Investors Service, Inc. ("Moody's"), one of the rating agencies for the Notes, announced the downgrade of the Class C and Class D Notes in a press release issued on March 18, 2002. The press release states that factors affecting Moody's downgrade included concerns over (i) possible loss of cash flow due to lease restructurings following the September 11 crisis and continued re-leasing at reduced rates in the near future, (ii) the significant percentage of aircraft that will be coming off lease within the next twelve months, (iii) the level of the delinquent lessees and the number of grounded aircraft, (iv) the potential volatility of future cash flows due to the proportion of widebody aircraft in the aircraft portfolio and (v) the decrease in the aggregate appraised value of the aircraft as of December 31, 2001.

NOTE 7 -- DERIVATIVE FINANCIAL INSTRUMENTS

INTEREST RATE SWAP AGREEMENTS

     Interest incurred by Aircraft Finance on the Notes and the rental and other income received by Aircraft Finance under operating leases are based on combinations of variable and fixed measures of interest rates. Aircraft Finance is exposed to interest rate risk to the extent that the mix of variable and fixed interest obligations under the Notes do not correlate to the mix of variable and fixed rentals under operating leases. Aircraft Finance has engaged advisors to monitor interest rates in order to mitigate its exposure to unfavorable variations. Aircraft Finance utilizes interest rate swaps that shift the risk of fluctuations in floating rates to the counterparty in exchange for fixed payments by Aircraft Finance. Risks in the use of these instruments arise form the possible inability of the counterparties to meet the terms of their contracts and from market movements in securities values and interest rates.

     As of December 31, 2001, Aircraft Finance was a party to seven interest rate swap agreements. Four were entered into on May 5, 1999 and three on July 15, 2000. The total aggregate gross notional principal amount of these interest rate swaps is $865 million at December 31, 2001. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on LIBOR. The one-month LIBOR rate with respect to the Swaps (and the Notes) was 1.90% and 6.71% as of December 31, 2001 and December 31, 2000, respectively. On December 31, 2001, the fair value of these interest rate swaps was approximately ($32.7) million compared to $1.7 million on December 31, 2000. Due to the potential volatility of LIBOR, the fair value of Aircraft Finance's interest rate swap agreements are also subject to volatility. The change in fair value of the seven interest rate swaps was due to changes in market interest rates. This change was recorded in other comprehensive income in the equity section of the balance sheet.

     Two of Aircraft Finance's swap agreements expired on January 15, 2002. The notional amounts of these two swap agreements totaled $80 million.

     The following table presents, as of December 31, 2001, a summary of the terms of the Aircraft Finance's interest rate swap agreements:

      Fixed                 Rate to be        Rate to be
    Notional             paid by Aircraft     received by             Maturity                 Estimated
     Amount                  Finance        Aircraft Finance            Date                  fair value
  ------------           ----------------   ----------------     ------------------         -------------
  $ 60,000,000                 5.50%             LIBOR             January 15, 2002          $  (164,916)
    20,000,000                 7.13%             LIBOR             January 15, 2002              (88,224)
   175,000,000                 5.56%             LIBOR             October 15, 2002           (4,924,266)
    20,000,000                 7.14%             LIBOR             October 15, 2002             (830,062)
   345,000,000                 5.65%             LIBOR             January 15, 2004          (15,302,347)
   230,000,000                 5.71%             LIBOR            November 15, 2004          (10,044,947)
    15,000,000                 7.17%             LIBOR                 May 15, 2005           (1,336,036)


NOTE 8 -- NEW ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends APB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Aircraft Finance did not early adopt SFAS 144. The implementation of SFAS No. 144 from SFAS No. 121 is not expected to have a material difference on Aircraft Finance's financial position, results of operations or cash flows.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". The standard addresses the diversity in practice for recognizing asset retirement obligations: some entities recognized asset-retirement obligations (AROs) gradually as additional depreciation; other recognize a liability over the related asset's life, sometimes discounted, sometimes not; and still other recognize the obligations only when the asset is retired.

     SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement.

         SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002 (early adoption is permitted). Upon adoption of this Statement, an entity will use a cumulative-effect approach to recognize transition amounts for existing ARO liabilities, asset retirement costs, and accumulated depreciation. All transition amounts are to be measured using current (as of the date of adoption) information, current assumptions, and current interest rates. Aircraft Finance did not early adopt SFAS 143. The implementation of SFAS 143 is not expected to have a material difference on Aircraft Finance's financial position, results of operations or cash flows.

NOTE 9 -- RELATED PARTY

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

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

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

     The Servicing Agreement expires on the latter of (i) the payment in full of all amounts due on the Notes and other similar obligations and all amounts due to the holders of beneficial interest in Aircraft Finance and (ii) the date on which Aircraft Finance and its subsidiaries cease to own any aircraft. Each party has the right to terminate the Servicing Agreement under specified circumstances.

     Additionally, Aircraft Finance has contracted with third parties to provide administrative, financial and capital markets advisory and trust services. For the year ended December 31, 2001, included in administrative and other expenses is approximately $4.3 million and $0.5 million of servicer and administrative agent fees, respectively, $4.4 million and $0.5 million, respectively, for the year ended December 31, 2000, and $3.1 million and $0.3 million, respectively, for the period from inception (April 13, 1999) to December 31, 1999.

NOTE 11 -- CONCENTRATION OF CREDIT RISK

     Credit risk with respect to operating lease receivables is generally diversified due to the number of lessees comprising Aircraft Finance's customer base and the different geographic areas in which they operate. During the year ended December 31, 2001 (the "2001 Period") and December 31, 2000 (the "2000 Period"), Aircraft Finance recognized $142 million and $145 million of rental and other income from operating leases, respectively. This was comprised of $20 million in the 2001 period and $22 million in the 2000 period from lessees based in the United States and $122 million in the 2001 period and $123 million for the 2000 period from lessees based outside the United States. At December 31, 2001, 34 of Aircraft Finance's 36 aircraft were on lease to 21 lessees in 13 countries. Two aircraft were off lease, one of which was repossessed in October 2001, and the other is physically located in France undergoing a C-check and is expected to complete by mid-March 2002. Also, on December 31, 2001, ten of the aircraft are being leased to lessees domiciled in certain emerging markets, including those located in Latin America and Asia. The exposure of Aircraft Finance's aircraft to particular countries and customers is managed partly through concentration limits and through obtaining deposits from lessees and certain cash reserves.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Controlling and Independent Trustees.

     The trust agreement governing Aircraft Finance provides for four trustees. One of the four trustees of Aircraft Finance is Wilmington Trust Company, which is acting as the statutory trustee and the owner trustee. The remaining three trustees are the "controlling trustees" and have the authority to manage the property and affairs of Aircraft Finance under the trust agreement. All of the controlling trustees are independent from General Electric Capital Corporation. One of the controlling trustees, called the "equity trustee", is appointed by the holders of Aircraft Finance's beneficial interests, while the two other controlling trustees, called the "independent controlling trustees" are independent of those holders. The holders of the beneficial interests of Aircraft Finance may remove and replace the equity trustee, and each independent controlling trustee may be replaced by the other independent controlling trustee.

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

     The controlling trustees, their respective ages and principal activities are as follows:

     Name                          Age         Title
     ----                          ---         -----
     David H. Treitel              47          Independent Controlling Trustee
     Richard E. Cavanagh           55          Independent Controlling Trustee
     Donald G. Butler              58          Equity Trustee

     David H. Treitel -- Mr. Treitel is the Chairman and Chief Executive Officer of Simat, Helliesen & Eichner, Inc. (SH&E), a leading aviation consulting firm based in New York City. Mr. Treitel has been with SH&E since 1977, and prior to taking up his current position at SH&E in 1996, he served as the firm's President from 1993 to September 1998 and its Executive Vice President from 1989 until 1993. Mr. Treitel also serves as a director of Midwest Express Holdings, Inc. Mr. Treitel is the Equity Trustee and one of the Controlling Trustees in Lease Investment Flight Trust, another aircraft securitization vehicle.

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

     Donald G. Butler -- Mr. Butler is a co-founder and Executive Vice President of TransCapital Corporation, that was started in 1976. Mr. Butler's responsibilities include the management of TransCapital's commercial aircraft business and have encompassed originating, overseeing and/or successfully marketing the interests in over 70 commercial aircraft with an aggregate value in excess of $1.6 billion and includes the development of an asset management system to oversee and manage the aviation assets. The company's principal geographic focus and business has been North America and Europe. In November, 1990, Mr. Butler presented INVESTMENT OPPORTUNITIES IN AGING AIRCRAFT at the Avmark Services, Ltd. International Conference on Understanding Aging Aircraft.

     As is common with many other special purpose companies, neither Aircraft Finance nor any of its subsidiaries will have any officers or other employees, except, in the case of a subsidiary, as may be required by applicable law. Aircraft Finance has arranged for GE Capital Aviation Services, Limited (GECAS), Phoenix American Financial Services, Inc., Wilmington Trust Company, Bankers Trust Company and Lehman Brothers Inc. to provide aircraft servicing, managerial services and financial advice.

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

     The servicer has agreed to perform the services required by the servicing agreement with reasonable care and diligence at all times and, if a conflict of interest arises as to an Aircraft Finance aircraft and other aircraft managed by GECAS, in good faith. In addition, to the extent that either two or more particular Aircraft Finance aircraft or an Aircraft Finance aircraft and other aircraft managed by GECAS have substantially similar objectively identifiable characteristics that are relevant for purposes of the particular services to be performed, the servicer has agreed not to discriminate among those Aircraft Finance aircraft or between any of the Aircraft Finance aircraft and any other managed aircraft on an unreasonable basis.

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

     Term and termination. The term of the servicing agreement expires on the later of the payment in full of all amounts due on the Notes and other similar obligations and all amounts due to the holders of the beneficial interests in Aircraft Finance and Aircraft Finance and its subsidiaries ceasing to hold any aircraft. Each party also has the right to terminate the servicing agreement under specified circumstances.

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

Administrative Agent

     Phoenix American Financial Services, Inc. will act as the initial administrative agent of Aircraft Finance. The administrative agent has agreed to provide administrative, accounting and other services that include:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     a) Security ownership of certain beneficial owners as of December 31, 2001.


                                            Name and Address of
Title of Class                               Beneficial Owner             Percent of Class
--------------                              -------------------           ----------------
Beneficial Interest Certificate          Northwestern Mutual Life                20%
                                         720 East Wisconsin Avenue
                                         Milwaukee, WI 53202

Beneficial Interest Certificate          UniCapital AFT-III, Inc.               27.4%
                                         1209 Orange Street
                                         Wilmington, DE 19801

Beneficial Interest Certificate          IBC Aircraft Services, Inc.             20%
                                         1200 San Bernardo
                                         Laredo, Texas 78042-1359

Beneficial Interest Certificate          General Bank                            10%
                                         800 West 6th Street
                                         Los Angeles, CA 90017

Beneficial Interest Certificate          TransCapital Corporation               *8.5%
                                         11130 Sunrise Valley Drive
                                         Reston, VA 20191

* TransCapital Corporation owns 7.40% of the beneficial interests directly and 1.1% indirectly through its wholly-owned subsidiary UniCapital AFT-I, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                                          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.       Financial Statements.

         The following are included in Part II of this report:

                                                                                         Page
                                                                                         ----
            Report of Independent Certified Public Accountants.......................     40
            Consolidated Balance Sheets..............................................     41
            Consolidated Statements of Income (Loss).................................     42
            Consolidated Statements of Comprehensive Income (Loss)...................     43
            Consolidated Statements of Changes in Beneficial Interest Holders'
              (Deficit) Equity.......................................................     44
            Consolidated Statements of Cash Flows....................................     45
            Notes to Consolidated Financial Statements...............................     46

b.       Current Reports on Form  8-K.

         During the quarterly period ended December 31, 2001, Aircraft Finance filed reports on Form 8-K dated October 15, 2001, November 15, 2001 and December 17, 2001. Such reports on Form 8-K included copies of the monthly reports to holders of the Notes.

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

 21.     Subsidiaries of Aircraft Finance Trust.*

 99.1    Appraisal of Aircraft Information Services, Inc.***

 99.2    Appraisal of BK Associates, Inc.***

 99.3    Appraisal of Morton, Beyer & Agnew.***

 99.4    Consent of Aircraft Information Services, Inc.***

 99.5    Consent of BK Associates, Inc.***

 99.6    Consent of Morton, Beyer & Agnew.***

 99.7    Other information - Analysis of actual cash flows versus assumed case.***

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

                                         AIRCRAFT FINANCE TRUST
                                         by Wilmington Trust Company,
                                         not in its individual capacity but
                                         solely as the Owner Trustee


      March 28, 2002                     By:    /s/ CHARISSE L. RODGERS
--------------------------                      ------------------------------
           Date                          Name:  Charisse L. Rodgers
                                         Title: Assistant Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                                         DATE
---------                                  -----                                         ----
/s/ DAVID H. TREITEL                       Independent Controlling Trustee               March 28, 2002
-----------------------------------                                                      --------------
David H. Treitel

/s/ RICHARD E. CAVANAGH                    Independent Controlling Trustee               March 28, 2002
-----------------------------------                                                      --------------
Richard E. Cavanagh

/s/ DONALD G. BUTLER                       Equity Trustee and Controlling Trustee        March 28, 2002
-----------------------------------                                                      --------------
Donald G. Butler

/s/ CHARISSE L. RODGERS                    Owner Trustee                                 March 28, 2002
-----------------------------------                                                      --------------
Wilmington Trust Company, not
in its individual capacity but
solely as the Owner Trustee