Form 10-Q
period 2002-03-31
AIRCRAFT FINANCE TRUST
filed 2002-05-10
CIK 1089449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                    FORM 10-Q

                            -------------------------


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

                      This document consists of 23 pages.

                             Aircraft Finance Trust

            FORM 10-Q - For the Quarterly Period Ended March 31, 2002




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.    Financial Statements

               a)   Consolidated Balance Sheets - March 31, 2002 and
                    December 31, 2001.........................................3

               b)   Consolidated Statements of (Loss) Income - Three
                    Months Ended March 31, 2002 and March 31, 2001............4

               c)   Consolidated Statement of Changes in Beneficial
                    Interest Holders' Deficit - Three Months Ended
                    March 31, 2002 and Year Ended December 31, 2001...........5

               d)   Consolidated Statements of Cash Flows - Three Months
                    Ended March 31, 2002 and March 31, 2001...................6

               e)   Notes to Consolidated Financial Statements................7

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............9

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk..............................................15


Part II.      Other Information

         Item 6.    Exhibits and Reports on Form 8-K.........................17

         Signatures   .......................................................18

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements


                     Aircraft Finance Trust and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                             (dollars in thousands)

                                                       March 31,    December 31,
                                                          2002          2001
                                                      -----------   ------------
                                     Assets

Cash and cash equivalents                             $    78,169   $    76,729
Restricted cash                                            11,002        10,895
Receivables and other assets                                7,827         7,156
Aircraft, net                                           1,032,846     1,041,199
                                                      -----------   -----------

     Total assets                                     $ 1,129,844   $ 1,135,979
                                                      ===========   ===========

              Liabilities and Beneficial Interest Holders' Deficit

Accounts payable and accrued liabilities              $     6,179   $     4,293
Deferred rental income                                      5,082         5,629
Derivative contracts                                       23,395        32,691
Security and other deposits                                42,842        43,346
Notes payable:
     Class A-1                                            512,500       512,500
     Class A-2                                            265,625       271,171
     Class B                                              119,096       119,096
     Class C                                              106,000       106,000
     Class D                                               64,000        64,000
                                                      -----------   -----------
     Total notes payable                                1,067,221     1,072,767
                                                      -----------   -----------

     Total liabilities                                  1,144,719     1,158,726
                                                      -----------   -----------

Beneficial interest holders' deficit:
     Beneficial interest                                    8,520         9,944
     Accumulated other comprehensive loss                 (23,395)      (32,691)
                                                      -----------   -----------

     Total beneficial interest holders' deficit           (14,875)      (22,747)
                                                      -----------   -----------

     Total liabilities and beneficial interest
        holders' deficit                              $ 1,129,844   $ 1,135,979
                                                      ===========   ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                    Consolidated Statements of (Loss) Income
                                   (unaudited)
                             (dollars in thousands)


                                                  Three Months     Three Months
                                                     Ended            Ended
                                                 March 31, 2002   March 31, 2001
                                                 --------------   --------------

Revenues:
   Rental and other income from operating
     leases                                         $ 30,530        $ 36,405
   Interest income                                       387           1,289
                                                    --------        --------

       Total revenues                                 30,917          37,694
                                                    --------        --------

Expenses:
   Interest expense                                   17,050          18,878
   Depreciation expense                               10,444          10,977
   Operating expense                                   3,333           4,480
   Administration and other                            1,514           1,472
                                                    --------        --------

       Total expenses                                 32,341          35,807
                                                    --------        --------

Net (Loss) Income                                   $ (1,424)       $  1,887
                                                    ========        ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
    Consolidated Statement of Changes in Beneficial Interest Holders' Deficit
                                   (unaudited)
                             (dollars in thousands)


                                           Accumulated
                                       Other Comprehensive  Beneficial
                                           Income (Loss)     Interest    Total
                                           -------------     --------    -----


Balance at December 31, 2001                 (32,691)         9,944    (22,747)

   Comprehensive income:

   Net loss                                     --           (1,424)    (1,424)

   Other comprehensive income:
   Changes in derivative instruments
     Changes in fair value of
       derivatives                             9,296           --        9,296
                                            --------       --------   --------

   Total comprehensive income                                            7,872
                                                                      --------

Balance at March 31, 2002                   $(23,395)      $  8,520   $(14,875)
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

                     Aircraft Finance Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (dollars in thousands)

                                                   Three Months   Three Months
                                                       Ended          Ended
                                                  March 31, 2002  March 31, 2001
                                                  --------------  --------------

Cash Flows from Operating Activities:
Net (loss) income                                    $ (1,424)      $  1,887
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation expense                              10,444         10,977
Changes in assets and liabilities:
     Receivables and other assets                        (671)          (601)
     Restricted cash                                     (107)          (525)
     Accounts payable and accrued liabilities             985         (1,057)
     Deferred rental income                              (547)           277
     Security and other deposits                         (504)         2,300
                                                     --------       --------

     Net cash provided by operating activities          8,176         13,258
                                                     --------       --------

Cash Flows from Investing Activities:
Aircraft improvements                                  (1,190)        (2,254)
                                                     --------       --------

     Net cash used in investing activities             (1,190)        (2,254)
                                                     --------       --------

Cash Flows from Financing Activities:
Repayment of notes payable                             (5,546)       (14,112)
                                                     --------       --------

     Net cash used in financing activities             (5,546)       (14,112)
                                                     --------       --------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                           1,440         (3,108)

Cash and Cash Equivalents at Beginning of
  Period                                               76,729         76,658
                                                     --------       --------

Cash and Cash Equivalents at End of Period           $ 78,169       $ 73,550
                                                     ========       ========


Supplemental Cash Flow Information:
     Cash paid for interest expense                  $ 16,908       $ 18,981
                                                     ========       ========

     Non-Cash Investing Activities:
       Aircraft improvements accrued but not paid    $    901       $   --
                                                     ========       ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                 March 31, 2002


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


Note 2 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, these interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. All intercompany accounts and transactions have been eliminated. The results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain financial statement items in the 2001 Quarter have been reclassified to conform to the 2002 Quarter presentation.

         These interim unaudited consolidated financial statements should be read in conjunction with Aircraft Finance's consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

Note 3 - Risks and Uncertainties

         On September 11, 2001, terrorists hijacked and crashed four United States commercial aircraft, with attendant significant loss of life, property damage and economic disruption. Any additional terrorist attacks, the anti-terrorist activity in Afghanistan and throughout the world, any military or economic responses by the United States, including any changes to the United States aircraft industry by way of law, regulation or otherwise, may further increase airline costs and cause further declines in air travel demand. Consequently, Aircraft Finance's lessees are likely to incur higher costs and lower revenues, which are expected to adversely impact their financial position.

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


Note 4 - New Accounting Pronouncements

SFAS 144

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends APB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Aircraft Finance adopted SFAS 144 on January 1, 2002. The implementation of SFAS No. 144 is not expected to have a material impact on Aircraft Finance's financial position, results of operations or cash flows.


Note 5 - Derivative Financial Instruments

Interest Rate Swap Agreements

         As of March 31, 2002, Aircraft Finance was a party to five interest rate swap agreements. Three were entered into on May 5, 1999 and two on July 15, 2000. The total aggregate gross notional principal amount of these interest rate swaps is $785 million at March 31, 2002. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on LIBOR. The one-month LIBOR rate with respect to the Swaps (and the Notes) was 1.90% as of both March 31, 2002 and December 31, 2001. On March 31, 2002, the fair value of these interest rate swaps was approximately ($23.4) million compared to ($32.7) million on December 31, 2001. Due to the potential volatility of LIBOR, the fair value of Aircraft Finance's interest rate swap agreements is also subject to volatility. The change in fair value of the interest rate swaps was due to changes in market interest rates as well as the expiration of two swap agreements, as discussed below. This change was recorded in other comprehensive income in the equity section of the balance sheet.

         Two of Aircraft Finance's swap agreements expired on January 15, 2002. The notional amounts of these two swap agreements totaled $80 million.

         The following  table  presents,  as of March 31, 2002, a summary of the
terms  of  Aircraft  Finance's  interest  rate  swap  agreements:   (dollars  in
thousands)

  Fixed      Rate to be           Rate to be
 Notional  paid by Aircraft   received by Aircraft     Maturity        Estimated
  Amount        Finance            Finance               Date         fair value
  ------        -------            -------               ----         ----------
$175,000        5.56%               LIBOR           October 15, 2002   $ (3,245)
 345,000        5.65%               LIBOR           January 15, 2004    (11,097)
 230,000        5.71%               LIBOR          November 15, 2004     (7,392)
  20,000        7.14%               LIBOR           October 15, 2002       (554)
  15,000        7.17%               LIBOR               May 15, 2005     (1,107)
                                                                       --------
                                                                       $(23,395)
                                                                       ========


Note 6 - Restructured Leases

         During the three months ended March 31, 2002 ("2002 Quarter"), Aircraft Finance entered into restructuring agreements for six aircraft. Because of the nature of restructuring and as permitted by SFAS No. 13: "Accounting for Leases", the effect of the restructuring was accounted for prospectively. The effect on the 2002 Quarter revenue due to the restructurings was a decrease of $1.2 million compared to revenue had the restructurings not occurred.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         On May 5, 1999, Aircraft Finance issued $1,209 million of Asset Backed Notes (the "Initial Notes"). The Initial Notes were issued in five classes:
Class A-1, Class A-2, Class B, Class C and Class D. The Initial Notes were issued simultaneously with the execution of an agreement for the sale of the beneficial interest of Aircraft Finance for $39 million and an agreement to acquire 36 commercial jet aircraft for $1,196 million. On January 20, 2000, Aircraft Finance completed an exchange offer whereby Aircraft Finance issued four classes of new notes (the "Exchange Notes") in exchange for the four corresponding classes of the Initial Notes. The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The Class D Notes remain unchanged. $3 million of the Class A-2 Initial Notes was not tendered in the exchange offer and remain outstanding.

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

Recent Developments

The Aircraft and Lessees

         In January 2002, Aircraft Finance entered into a restructured lease agreement with a lessee based in the United States with respect to a B737-300 aircraft to reduce the rents starting from January 2002 and give the lessor an extension option for 31 months. This aircraft represents approximately 2.7% of the aggregate appraised value at December 31, 2001.

         In March 2002, Aircraft Finance entered into restructured lease agreements with a lessee based in Brazil with respect to two B767-200ER aircraft and one B737-300 aircraft. These restructured agreements allow this lessee to defer overdue rent payments and maintenance reserves retroactively during the period from and including June 26, 2001 to and including October 26, 2001. This deferral is currently being repaid with interest over eleven months from the period beginning October 2001. Additionally, the restructured agreements have caused a reduction in the rents starting from September 26, 2001 to the end of the respective lease terms and an extension of such lease terms for 24 months. The aircraft with respect to this lessee represents approximately 7.8% of the aggregate appraised value at December 31, 2001.


         In March 2002, Aircraft Finance entered into a restructured lease agreement with a lessee based in Mexico with respect to one A320-200 aircraft. This agreement allows this lessee to defer rental payments during the period of December 2001 to March 2002 to be repaid with interest over 24 months beginning April 2002. This aircraft represents approximately 2.6% of the aggregate appraised value at December 31, 2001.

         In March 2002, the B737-300 aircraft formerly leased to British Midland was delivered to a lessee based in United Kingdom for a five-year lease. This aircraft represents approximately 2.5% of the aggregate appraised value at December 31, 2001.

         In March 2002, a Letter of Intent was signed with a lessee based in Egypt for a five-year lease of one MD-83, which was returned in April 2002 from a lessee based in Italy. This aircraft represents approximately 1.8% of the aggregate appraised value at December 31, 2001.

         In April 2002, one B737-400, previously repossessed from City Bird France, was delivered to a lessee based in Portugal for a three-year lease. This aircraft represents approximately 2.7% of the aggregate appraised value at December 31, 2001.

         In April 2002, Aircraft Finance entered into a restructured lease agreement with a lessee based in Ireland with respect to one B737-400 aircraft. This agreement allows this lessee to defer rental payments during the period of November 2001 to February 2002 to be repaid with interest over 7 months starting from June 2002. This aircraft represents approximately 2.7% of the aggregate appraised value at December 31, 2001.

         The events discussed above caused a reduction in Aircraft Finance's revenues by $1.2 million in 2002 Quarter and are likely to decrease Aircraft Finance's revenues in the future as well. Such reductions of revenues, restructurings, or any similar future events could negatively impact Aircraft Finance's ability to timely pay scheduled interest on certain Note classes and/or to repay the principal of certain Note classes at the expected maturity dates of those classes.

Other Developments

         Under the terms of the indenture, Aircraft Finance is required to obtain annual appraisals of its aircraft. In February 2002, Aircraft Finance received appraisals of the adjusted base values of the aircraft as of December 31, 2001 from three independent appraisers that are members of the International Society of Transport Aircraft Trading, as required by the indenture. The aggregate of the average of the three appraisals (the current appraised value) of the aircraft at December 31, 2001 was $1,067.9 million. Such average is below the assumed portfolio values set forth in the indenture relating to the Notes. This reduction in the appraised value of the portfolio resulted in an increased scheduled principal payment to the Class A Notes in March 2002.

         During the three months ended March 31, 2002, there were five lessees on non-accrual status. With respect to these lessees all six aircraft have been returned early and five aircraft have been subsequently re-leased. The total amount of rent and maintenance reserve payments outstanding under the leases for the six aircraft from these five lessees amounted to approximately $6.9 million as of March 31, 2002. One of these lessees, based in Brazil, owed approximately $1.0 million at March 31, 2002 for outstanding maintenance reserve payments, after the application of a $1.0 million cash security deposit. The second lessee based in the United States owed approximately $1.0 million at March 31, 2002 for outstanding maintenance reserve payments after the application of $1.1 million of cash security deposits and a letter of credit. The third lessee, based in Turkey, owed approximately $3.4 million at March 31, 2002 for outstanding rent and maintenance reserve payments after the application of $1.3 million of cash security deposits, letters of credit, and the sale of shares of stock transferred to the lessor. The fourth lessee, based in Belgium, owed approximately $0.5 million at March 31, 2002 for outstanding rent. The fifth lessee, based in Canada, owed approximately $1.0 million at March 31, 2001 for outstanding rent and maintenance reserve payments.

         As of March 31, 2002, Aircraft Finance has repaid principal on the Notes of $141.8 million, as compared to $129.6 million based on revenue and expense assumptions found in the Offering Memorandum dated April 21, 1999. For a more detailed analysis of Aircraft Finance's performance compared to the assumptions in the Offering Memorandum, see the unaudited Exhibit 99.1.

         The beneficial interests in Aircraft Finance were originally purchased by UniCapital AFT-I, Inc. (51%) and UniCapital AFT-II, Inc. (49%), each of which were then wholly-owned indirect subsidiaries of UniCapital Air Group, Inc., then a wholly-owned subsidiary of UniCapital Coporation ("UniCapital"). During 1999, 2000, and 2001, UniCapital sold all of its ownership of AFT-I, Inc., and AFT-I, Inc. and AFT-II, Inc. sold certain of their beneficial interests in Aircraft Finance to financial services companies. In addition, during 2001, AFT-II, Inc. transferred certain of its remaining interests to AFT-III, Inc., then a wholly-owned indirect subsidiary of UniCapital. Also during 2001, AFT-III, Inc. transferred certain of its remaining interests in Aircraft Finance to one of the financial services companies. On December 11, 2000, UniCapital and the entity that directly owns AFT-II, Inc. and AFT-III, Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the U. S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On January 9, 2002, the Bankruptcy Court entered a Confirmation Order in which it approved a plan for Unicapital, including substantially all of its direct and indirect subsidiaries, to emerge from reorganization under Chapter 11 of the Bankruptcy Code. In February 2002, UniCapital AFT-I, Inc., then a wholly owned subsidiary of TransCapital Corporation, sold 1.1% or all of its beneficial interests in Aircraft Finance to UniCapital Air Group, Inc. and TransCapital Corporation sold 7.4% or all of its beneficial interests in Aircraft Finance to UniCapital Air Group, Inc. As of March 31, 2002, financial services companies owned 62.5% of Aircraft Finance, AFT-II, Inc. owned 1.6% of Aircraft Finance, AFT-III, Inc. owned 27.4% of Aircraft Finance and UniCapital Air Group, Inc. owned 8.5% of Aircraft Finance. As of March 31, 2002, each of AFT-II, AFT-III and UniCapital Air Group, Inc. are wholly owned subsidiaries of Banc of America Leasing Commercial Markets, LLC, an affiliate of Bank of America, N.A.

Results of Operations

         Aircraft Finance reported net loss of $1.4 million during the three months ended March 31, 2002 (2002 Quarter), on total revenues of $30.9 million compared to net income of $1.9 million, on total revenues of $37.7 million, during the three months ended March 31, 2001 (2001 Quarter). The decrease in total revenues is primarily due to lower rental and other income from operating leases as a result of lease restructurings, off-lease aircraft, as well as lower interest income partially offset by lower interest and operating expenses. Aircraft Finance's revenues consisted of rental and other income from operating leases and interest income earned on cash balances.

         Rental and other income from operating leases during the 2002 Quarter and the 2001 Quarter was $30.5 and $36.4 million, respectively. The decrease is primarily due to restructured leases that result in reduction or deferral of rental income and off-lease aircraft during the 2002 Quarter.

         Interest income during the 2002 Quarter and the 2001 Quarter was $0.4 million and $1.3 million, respectively. The decrease in interest income is primarily due to lower interest rates earned on cash balances. Interest income is earned on Aircraft Finance's cash balances, which are invested in short-term highly liquid investments as permitted by the indenture. The amount of interest income earned varies based upon the current interest rates paid on such investments and the level of cash balances held by Aircraft Finance.

         Interest expense, including interest rate swap expenditures of $7.7 million, was $17.1 million during the 2002 Quarter compared to $18.9 million, net of interest rate swap proceeds of $0.1 million during the 2001 Quarter. This decrease is primarily due to lower LIBOR rates, and the continued paydown of outstanding principal balances on the Notes, offset by the expiration of two swap agreements in January 2002. Interest expense is paid on Aircraft Finance's outstanding Notes. The weighted average interest rate on the Notes during the 2002 Quarter and the 2001 Quarter was 6.37% and 6.74%, respectively. The outstanding balance of the Notes at March 31, 2002 and March 31, 2001 was $1,067.2 million and $1,112.7 million, respectively. Interest expense varies based on the actual interest rates on the floating rate Notes, the interest rate swap costs or proceeds and the outstanding principal balances of the Notes.

         Depreciation expense during the 2002 Quarter and the 2001 Quarter was $10.4 million and $11.0 million, respectively. The decrease in depreciation expense is primarily due to the write down of the book value of several aircraft during 2001 that resulted in a reduction of the monthly depreciation expense.

         Operating expense during the 2002 Quarter and the 2001 Quarter was $3.3 million and $4.5 million, respectively. The decrease in operating expense is primarily due to lower maintenance and repairs expense offset somewhat by higher direct lease expense due to costs related to redelivery of some aircraft during the 2002 Quarter. Operating expense consists primarily of aircraft maintenance expense and lease related costs. Many of Aircraft Finance's lease contracts require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make certain payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Such amounts are included in rental and other income from operating leases. Under the provisions for many leases, for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to, but not exceeding, related payments made by the lessee, to the lessor based on those measures of usage. Reserves are maintained at amounts considered adequate to cover those expected payments for maintenance costs.

         Administrative and other expenses during the 2002 Quarter and the 2001 Quarter were $1.5 million for both periods. These expenses consist primarily of fees paid to the service providers and other general and administrative costs. The most significant of these fees was the servicer fee, which amounted to $1.0 million in the 2002 Quarter and $1.1 million in the 2001 Quarter. A portion of the fees paid to the Servicer corresponds to rental payments due and received. These fees are based upon a fixed percentage of rental receipts and will vary with rental income of Aircraft Finance.

         On March 31, 2002, the fair value of the interest rate swaps was approximately ($23.4) million compared to ($32.7) million on December 31, 2001. The change in fair value of derivatives of $9.3 million, as a component of other comprehensive income, and accumulated other comprehensive loss of ($23.4) million were recorded in the Consolidated Statement of Changes in Beneficial Interest Holders' Deficit.

         Moody's Investors Service, Inc. ("Moody's"), one of the rating agencies for the Notes, announced the downgrade of the Class C and Class D Notes in a press release issued on March 18, 2002. The press release states that factors affecting Moody's downgrade included concerns over (i) possible loss of cash flow due to lease restructurings following the September 11 crisis and continued re-leasing at reduced rates in the near future, (ii) the significant percentage of aircraft that will be coming off lease within twelve months of December 31, 2001, (iii) the level of the delinquent lessees and the number of grounded aircraft, (iv) the potential volatility of future cash flows due to the proportion of widebody aircraft in the aircraft portfolio and (v) the decrease in the aggregate appraised value of the aircraft as of December 31, 2001.

Liquidity

         Aircraft Finance held cash and cash equivalents of $78.2 million, and restricted cash of $11.0 million at March 31, 2002 compared to $76.7 million and $10.9 million, respectively, at December 31, 2001. The liquidity reserve amount, which is included in cash and cash equivalents, was $52 million at March 31, 2002 and December 31, 2001. The liquidity reserve amount is required under the terms of the indenture and is intended to serve as a source of liquidity for Aircraft Finance's maintenance obligations and other contingent costs.

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

         Net cash provided by operating activities for the 2002 Quarter amounted to $8.2 million, primarily reflecting a net loss of $1.4 million adjusted by non-cash depreciation expense of $10.4 million, and an increase in accounts payable and accrued liabilities related to operations of $1.0 million. These were offset by an increase in receivables and other assets of $0.7 million and decreases in deferred rental income of $0.5 million and security and other deposits of $0.5 million.

         Net cash provided by operating activities for the 2001 Quarter amounted to $13.3 million, primarily reflecting net income of $1.9 million adjusted by non-cash depreciation expense of $11 million, and an increase in security and other deposits of $2.3 million. These were offset by a decrease in accounts payable and accrued liabilities of $1.1 million and increases in restricted cash of $0.5 million and receivables and other assets of $0.6 million.


Cash Flows from Investing and Financing Activities

         Net cash used in investing activities for the 2002 Quarter amounted to $1.2 million for capitalized aircraft improvements (consisting of $2.1 million of capitalized aircraft improvements net of accrued liabilities of $0.9 million related to capitalized aircraft improvements) compared to $2.3 million for the 2001 Quarter.

         Net cash used in financing activities for the 2002 Quarter amounted to $5.5 million due to principal repayment on the Notes. As a result, the balance of these Notes was $1,067.2 million at March 31, 2002. During the 2002 Quarter additional principal was redirected to certain Classes of Notes since the annual average base value appraisals of aircraft were lower than the assumed portfolio values set forth in the indenture. Generally, principal and interest is repaid on these Notes monthly based upon the cash collected, the anticipated expenses and the cash balances held by Aircraft Finance on the calculation date. As a result, monthly principal payments on the Notes will vary depending on Aircraft Finance's revenues and expenses for the month.

         Net cash used in financing activities for the 2001 Quarter amounted to $14.1 million due to principal repayment on the Notes. As a result, the balances of these Notes were $1,112.7 million at March 31, 2001. During the 2001 Quarter additional principal was redirected to certain Classes of Notes since the annual average base value appraisals of aircraft were lower than the assumed portfolio values set forth in the indenture.

         At March 31, 2002, Aircraft Finance was a party to five interest rate swap agreements. Three of these agreements were entered into on May 5, 1999 and the other two were entered into on June 29, 2000 but had an effective date of July 15, 2000. The net aggregate amount due to be paid or received by Aircraft Finance under these agreements is determined monthly and is due on the same day as the payments under the Notes. The net economic effect of these interest rate swaps was to hedge Aircraft Finance's variable interest rate exposure from movements in interest rates over the duration of certain lease terms. Please see "Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further information about these interest rate swap agreements.


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

         Aircraft Finance is a party to five classes of Notes. The estimated fair value of these Notes at March 31, 2002 was approximately $894.9 million compared to $900.1 million at December 31, 2001. The terms of each class of the Notes, including the outstanding principal amount at March 31, 2002, are as follows: (dollars in thousands)

              Outstanding
Class of       Principal                         Expected Final        Final
 Notes          Amount        Interest Rate       Payment Date     Maturity Date
 -----          ------        -------------       ------------     -------------
Class A-1     $  512,500      LIBOR + 0.48%       May 15, 2004      May 15, 2024
Class A-2        265,625      LIBOR + 0.50%      June 15, 2008      May 15, 2024
Class B          119,096      LIBOR + 1.15%       May 15, 2016      May 15, 2024
Class C          106,000              8.00%      July 15, 2016      May 15, 2024
Class D           64,000             11.00%    August 15, 2016      May 15, 2024
              ----------
              $1,067,221
              ==========

         Aircraft Finance was a party to five interest rate swap agreements at March 31, 2002. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on one month LIBOR. The one-month LIBOR rate with respect to the Notes as of March 31, 2002 and December 31, 2001 was 1.90%. Due to the potential volatility of LIBOR, the fair value of Aircraft Finance's interest rate swap agreements is also subject to volatility. The change in fair value of the interest rate swaps was due to changes in market interest rates as well as the expiration of two swap agreements, as discussed below. This change was recorded in other comprehensive income in the equity section of the balance sheet.

         Two of Aircraft Finance's swap agreements expired on January 15, 2002. The notional amounts of these two swap agreements totaled $80 million.

         The following table presents, as of March 31, 2002, the terms of Aircraft Finance's interest rate swap agreements: (dollars in thousands)

  Fixed      Rate to be          Rate to be
 Notional  paid by Aircraft  received by Aircraft     Maturity         Estimated
  Amount       Finance             Finance              Date          fair value
  ------       -------             -------              ----          ----------
$175,000        5.56%               LIBOR          October 15, 2002    $ (3,245)
 345,000        5.65%               LIBOR          January 15, 2004     (11,097)
 230,000        5.71%               LIBOR         November 15, 2004      (7,392)
  20,000        7.14%               LIBOR          October 15, 2002        (554)
  15,000        7.17%               LIBOR              May 15, 2005      (1,107)
                                                                       --------
                                                                       $(23,395)
                                                                       ========

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

                           Part II. Other Information
                           --------------------------

Item 6.  Exhibits and Reports of Form 8-K

a.       Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         99.1 Other information - Analysis of actual cash flows versus assumed case

b.       Reports on Form 8-K

         During the quarterly period ended March 31, 2002, Aircraft Finance filed reports on Form 8-K dated January 15, 2002, February 15, 2002 and March 15, 2002. Such reports on Form 8-K included copies of the monthly reports to holders of the Notes.

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


                                        AIRCRAFT FINANCE TRUST
                                        by Wilmington Trust Company,
                                        not in its individual capacity but
                                        solely as the Owner Trustee


        May 10, 2002                    By:     /S/CHARISSE L. RODGERS
        ------------                            ----------------------
           Date                         Name:   Charisse L. Rodgers
                                        Title:  Assistant Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                       TITLE                               DATE
---------                       -----                               ----


/S/DAVID H. TREITEL             Independent Controlling Trustee     May 10, 2002
-------------------                                                 ------------
David H. Treitel


/S/RICHARD E. CAVANAGH          Independent Controlling Trustee     May 10, 2002
----------------------                                              ------------
Richard E. Cavanagh


/S/DONALD G. BUTLER             Equity Trustee and Controlling      May 10, 2002
-------------------             Trustee                             ------------
Donald G. Butler


/S/CHARISSE L. RODGERS          Owner Trustee                       May 10, 2002
----------------------                                              ------------
Wilmington Trust Company, not
in its individual capacity but
solely as the Owner Trustee