Form 10-Q
period 2002-06-30
AIRCRAFT FINANCE TRUST
filed 2002-08-14
CIK 1089449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                    FORM 10-Q

                            -------------------------


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                      This document consists of 25 pages.

                             Aircraft Finance Trust

            FORM 10-Q - For the Quarterly Period Ended June 30, 2002




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

               a)     Consolidated Balance Sheets - June 30, 2002 and
                      December 31, 2001........................................3

               b)     Consolidated Statements of (Loss) Income - Three
                      and Six Months Ended June 30, 2002 and June 30, 2001.....4

               c)     Consolidated Statements of Changes in Beneficial
                      Interest Holders' Deficit - Six Months Ended
                      June 30, 2002 and Year Ended December 31, 2001...........5

               d)     Consolidated Statements of Cash Flows - Six Months
                      Ended June 30, 2002 and June 30, 2001....................6

               e)     Notes to Consolidated Financial Statements...............7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations............9

         Item 3.      Quantitative and Qualitative Disclosures about
                      Market Risk.............................................17


Part II.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K........................19

         Signatures   ........................................................20

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements


                     Aircraft Finance Trust and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                             (dollars in thousands)

                                                        June 30,    December 31,
                                                          2002          2001
                                                        --------    ------------
                                     Assets

Cash and cash equivalents                             $    77,601   $    76,729
Restricted cash                                            10,781        10,895
Receivables and other assets                                8,580         7,156
Aircraft, net                                           1,022,304     1,041,199
                                                      -----------   -----------

     Total assets                                     $ 1,119,266   $ 1,135,979
                                                      ===========   ===========

              Liabilities and Beneficial Interest Holders' Deficit

Accounts payable and accrued liabilities              $     6,091   $     4,293
Deferred rental income                                      4,275         5,629
Derivative contracts                                       31,438        32,691
Security and other deposits                                42,889        43,346
Notes payable:
     Class A-1                                            512,500       512,500
     Class A-2                                            263,914       271,171
     Class B                                              119,096       119,096
     Class C                                              100,502       106,000
     Class D                                               63,859        64,000
                                                      -----------   -----------
     Total notes payable                                1,059,871     1,072,767
                                                      -----------   -----------

     Total liabilities                                  1,144,564     1,158,726
                                                      -----------   -----------

Beneficial interest holders' deficit:
     Beneficial interest                                    6,140         9,944
     Accumulated other comprehensive loss                 (31,438)      (32,691)
                                                      -----------   -----------

     Total beneficial interest holders' deficit           (25,298)      (22,747)
                                                      -----------   -----------

     Total liabilities and beneficial interest
       holders' deficit                               $ 1,119,266   $ 1,135,979
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                    Consolidated Statements of (Loss) Income
                                   (unaudited)
                             (dollars in thousands)




                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                       2002         2001      2002        2001
                                     --------    --------   --------    --------
Revenues:
   Rental and other income
      from operating leases          $ 30,553    $ 36,112   $ 61,083    $ 72,517
   Interest income                        427         957        814       2,246
                                     --------    --------   --------    --------

      Total revenues                   30,980      37,069     61,897      74,763
                                     --------    --------   --------    --------

Expenses:
   Interest expense                    16,818      18,361     33,868      37,239
   Depreciation expense                10,542      11,089     20,986      22,066
   Operating expense                    4,537       4,567      7,870       9,047
   Administration and other             1,463       1,514      2,977       2,986
                                     --------    --------   --------    --------

      Total expenses                   33,360      35,531     65,701      71,338
                                     --------    --------   --------    --------

Net (Loss) Income                    $ (2,380)   $  1,538   $ (3,804)   $  3,425
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

                     Aircraft Finance Trust and Subsidiaries
    Consolidated Statement of Changes in Beneficial Interest Holders' Deficit
                                   (unaudited)
                             (dollars in thousands)


                                          Accumulated
                                      Other Comprehensive   Beneficial
                                          Income (Loss)      Interest    Total
                                          -------------      --------    -----


Balance at December 31, 2001                $(32,691)       $  9,944   $(22,747)

   Comprehensive income:

   Net loss                                     --            (3,804)    (3,804)

   Other comprehensive income:
   Changes in derivative instruments
     Changes in fair value of
     derivatives                               1,253            --        1,253
                                            --------        --------   --------

Total comprehensive income                                               (2,551)
                                                                       --------

Balance at June 30, 2002                    $(31,438)       $  6,140   $(25,298)
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

                     Aircraft Finance Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (dollars in thousands)

                                                     Six Months     Six Months
                                                        Ended          Ended
                                                    June 30, 2002  June 30, 2001

Cash Flows from Operating Activities:
Net (loss) income                                     $ (3,804)      $  3,425
Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
     Depreciation expense                               20,986         22,066
Changes in assets and liabilities:
     Receivables and other assets                       (1,424)          (489)
     Restricted cash                                       114             34
     Accounts payable and accrued liabilities              897         (1,205)
     Deferred rental income                             (1,354)          (513)
     Security and other deposits                          (457)         5,508
                                                      --------       --------

     Net cash provided by operating activities          14,958         28,826
                                                      --------       --------

Cash Flows from Investing Activities:
Aircraft improvements                                   (1,190)        (2,254)
                                                      --------       --------

     Net cash used in investing activities              (1,190)        (2,254)
                                                      --------       --------

Cash Flows from Financing Activities:
Repayment of notes payable                             (12,896)       (32,629)
                                                      --------       --------

     Net cash used in financing activities             (12,896)       (32,629)
                                                      --------       --------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                              872         (6,057)

Cash and Cash Equivalents at Beginning of
  Period                                                76,729         76,658
                                                      --------       --------

Cash and Cash Equivalents at End of Period            $ 77,601       $ 70,601
                                                      ========       ========

Supplemental Cash Flow Information:
     Cash paid for interest expense                   $ 34,109       $ 37,512
                                                      ========       ========

     Non-Cash Investing Activities:
         Aircraft improvements accrued but not
         paid                                         $    901       $   --
                                                      ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Aircraft Finance Trust and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                  June 30, 2002


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


Note 2 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, these interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. All intercompany accounts and transactions have been eliminated. The results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain financial statement items in the 2001 Period have been reclassified to conform to the 2002 Period presentation.

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

Note 3 - Risks and Uncertainties

         On September 11, 2001, terrorists hijacked and crashed four United States commercial aircraft, with attendant significant loss of life, property damage and economic disruption. Any additional terrorist attacks, the anti-terrorist activity in Afghanistan and throughout the world, any further military or economic responses by the United States, including any changes to the United States aircraft industry by way of law, regulation or otherwise, may increase airline costs or cause declines in air travel demand. In addition to the September 11, 2001 events, the decline in the United States and the worldwide economy has adversely affected both Aircraft Finance and its lessees. Aircraft Finance's lessees' revenues and expenses are also likely to be affected by the lessees' ability to operate in the current competitive environment and worsening economic conditions. These and other factors have led to increased bankruptcies and consolidations of airlines. Higher costs (including, but not limited to, increased costs for security measures, insurance premiums and fuel) are expected to adversely impact airlines' financial position as well.

         There is much uncertainty with respect to the short to medium term future prospects of the world aviation industry following the preexisting world economic downturn, which was exacerbated by the terrorist attacks of September 11, 2001. It cannot be determined when, or if, the United States and the world aviation industry and the overall economy in both the United States and the world will improve. These conditions have affected the ability of Aircraft Finance's lessees to comply with the terms of their leases, causing restructuring of lease agreements. Such restructurings have included reduced rental rates, deferred payments or early returns of aircraft. These events have also contributed to an excess of aircraft in the market place, which has resulted in a significant number of aircraft being parked. These excess aircraft impact the market by causing decreases in the market value of the aircraft, a more competitive leasing market, reductions in lease rates, increased storage costs and increased downtime. These events have impaired the ability of Aircraft Finance to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of the aircraft for possible sale. All of these factors have had and will likely continue to have an adverse effect on the cash flow generated from Aircraft Finance's aircraft. Such reductions in cash flows will have a negative impact on the amount and timing of payments that will be made by Aircraft Finance on the Notes. There can be no assurances as to if and when the aircraft leasing market, and subsequently cash flows to Aircraft Finance, will improve.


Note 4 - Derivative Financial Instruments

Interest Rate Swap Agreements

         As of June 30, 2002, Aircraft Finance was a party to five interest rate swap agreements. Three were entered into on May 5, 1999 and two on July 15, 2000. The total aggregate gross notional principal amount of these interest rate swaps is $785 million at June 30, 2002. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on LIBOR. The one-month LIBOR rate with respect to the Swaps (and the Notes) was 1.84% as of June 30, 2002 and 1.90% as of December 31, 2001. On June 30, 2002, the fair value of these interest rate swaps was approximately ($31.4) million compared to ($32.7) million on December 31, 2001. Due to the potential volatility of LIBOR, the fair value of Aircraft Finance's interest rate swap agreements is also subject to volatility. The change in fair value of the interest rate swaps was due to changes in market interest rates as well as the expiration of two swap agreements, as discussed below. This change was recorded in other comprehensive income in the equity section of the balance sheet.

         Two of Aircraft Finance's swap agreements expired on January 15, 2002. The notional amounts of these two swap agreements totaled $80 million.

         The  following  table  presents,  as of June 30, 2002, a summary of the
terms  of  Aircraft  Finance's  interest  rate  swap  agreements:   (dollars  in
thousands)

  Fixed      Rate to be        Rate to be
Notional  paid by Aircraft    received by           Maturity         Estimated
 Amount        Finance      Aircraft Finance          Date          fair value
 ------        -------      ----------------          ----          ----------
$175,000        5.56%            LIBOR            October 15, 2002   $ (2,106)
 345,000        5.65%            LIBOR            January 15, 2004    (15,352)
 230,000        5.71%            LIBOR           November 15, 2004    (12,183)
  20,000        7.14%            LIBOR            October 15, 2002       (352)
  15,000        7.17%            LIBOR                May 15, 2005     (1,445)
                                                                     --------
                                                                     $(31,438)
                                                                     ========


Note 5 - Restructured Leases

         During the six months ended June 30, 2002 ("2002 Period"), Aircraft Finance entered into restructuring agreements for six aircraft. Because of the nature of restructuring and as permitted by SFAS No. 13: "Accounting for Leases", the effect of the restructuring was accounted for prospectively. The effect on the 2002 Period revenue due to the restructurings was a decrease of $2.8 million compared to revenue had the restructurings not occurred.


Note 6 - Subsequent Events

         On July 30, 2002 Donald G. Butler, Equity Trustee of Aircraft Finance resigned effective August 30, 2002. A majority (by percentage) of the registered holders of the residual interest of Aircraft Finance appointed Andrew Dickson as the new Equity Trustee effective August 31, 2002.


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

         Aircraft Finance's ability to generate sufficient cash from its aircraft assets to service the outstanding Notes will depend primarily on the rental rates it can achieve on leases, the lessees' ability to perform according to the terms of the leases and the prices it can achieve on any aircraft sales. Aircraft Finance's ability to service the outstanding Notes will also depend on the level of Aircraft Finance's operating expenses, including maintenance obligations that are expected to increase as the aircraft age, and any unforeseen liabilities. In particular, the timing and amount of maintenance related expenditures by Aircraft Finance is expected to fluctuate, and may fluctuate significantly, from period to period. Such fluctuations will affect the amount and timing of payments that will be paid by Aircraft Finance on the Notes. The indenture governing the Notes requires that Aircraft Finance maintain a cash reserve balance on deposit in its collections account and permits Aircraft Finance to establish a credit facility, in order to provide a source of liquidity for Aircraft Finance's obligations.

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

         In March 2002, Aircraft Finance entered into restructured lease agreements with a lessee based in Brazil with respect to two B767-200ER aircraft and one B737-300 aircraft. These restructured agreements allow this lessee to defer overdue rent payments and maintenance reserves retroactively during the period from and including June 26, 2001 to and including October 26, 2001. This deferral is to be repaid with interest over eleven months from the period beginning October 2001. Additionally, the restructured agreements have caused a reduction in the rents starting from September 26, 2001 to the end of the respective lease terms and an extension of such lease terms for 24 months. In June 2002, the B737-300 was repossessed from this lessee due to default. This aircraft is physically located in the United Kingdom and is currently undergoing a maintenance event. A Letter of Intent will be signed to terminate the lease contract. In July 2002, a restructured agreement was signed to shorten the lease term of the two B767-200ER aircraft from an expiration date of February 2012 to an expiration date of November 2004. The agreement allows the lessor to apply security deposits towards payment of the lessee's unpaid May, June and July 2002 rent obligations. These three aircraft represent approximately 7.8% of the aggregate appraised value at December 31, 2001.

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

         In March 2002, the B737-300 aircraft formerly leased to British Midland was delivered to a lessee based in the United Kingdom for a five-year lease. This aircraft represents approximately 2.5% of the aggregate appraised value at December 31, 2001.

         In March 2002, an early termination agreement was signed for one B737-400 aircraft with a lessee based in India. The lease termination date was amended to March 2002. Additionally, in April 2002, an early termination agreement was signed for a second B737-400 aircraft with the same lessee based in India. The lease termination date was amended to April 2002. As part of the redelivery requirements under the contract, the aircraft are currently undergoing a heavy maintenance event in the United Kingdom. In July 2002, a Letter of Intent was signed with a lessee based in Indonesia for a seven-year lease of the two B737-400. The lease has a lessee option to terminate the lease after four years. These aircraft represent approximately 4.4% of the aggregate appraised value at December 31, 2001.

         In April 2002, one B737-400 aircraft, previously repossessed from City Bird France, was delivered to a lessee based in Portugal for a three-year lease. This aircraft represents approximately 2.7% of the aggregate appraised value at December 31, 2001.

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

         In May 2002, a contract was signed with a lessee based in Egypt for a five-year lease of one MD-83 aircraft, which was returned in May 2002 from a lessee based in Italy, with an expected delivery date of August 2002. This aircraft represents approximately 1.8% of the aggregate appraised value at December 31, 2001.

         In May 2002, the lease of one DC-10-30 aircraft with a lessee based in the United States expired. This aircraft represents approximately 1.1% of the aggregate appraised value at December 31, 2001 and is currently being prepared for redelivery to the Trust.

         In May 2002, a Letter of Intent was signed with a lessee based in New Zealand for a twelve-year lease of one B737-300 aircraft, which will be returned in October 2002 from a lessee based in the United Kingdom. This aircraft represents approximately 2.6% of the aggregate appraised value at December 31, 2001.

         In June 2002, a Letter of Intent was signed with a lessee based in Norway for a three-year lease of one B737-300 aircraft which was previously returned from a lessee based in Brazil. This aircraft represents approximately 2.5% of the aggregate appraised value at December 31, 2001.

         The restructuring events discussed above caused a reduction in Aircraft Finance's revenues by $2.8 million in the Period ended June 30, 2002 and will decrease Aircraft Finance's revenues in the future as well. Such reductions of revenues, restructurings, or any similar future events could negatively impact Aircraft Finance's ability to timely pay scheduled interest on certain Note classes and/or to repay the principal of certain Note classes at the expected maturity dates of those classes.

Current Market Conditions

         On September 11, 2001, terrorists hijacked and crashed four United States commercial aircraft, with attendant significant loss of life, property damage and economic disruption. Any additional terrorist attacks, the anti-terrorist activity in Afghanistan and throughout the world, any further military or economic responses by the United States, including any changes to the United States aircraft industry by way of law, regulation or otherwise, may increase airline costs or cause declines in air travel demand. In addition to the September 11, 2001 events, the decline in the United States and the worldwide economy has adversely affected both Aircraft Finance and its lessees. Aircraft Finance's lessees' revenues and expenses are also likely to be affected by the lessees' ability to operate in the current competitive environment and worsening economic conditions. These and other factors have led to increased bankruptcies and consolidations of airlines. Higher costs (including, but not limited to, increased costs for security measures, insurance premiums and fuel) are expected to adversely impact airlines' financial position as well.

         There is much uncertainty with respect to the short to medium term future prospects of the world aviation industry following the preexisting world economic downturn, which was exacerbated by the terrorist attacks of September 11, 2001. It cannot be determined when, or if, the United States and the world aviation industry and the overall economy in both the United States and the world will improve. These conditions have affected the ability of Aircraft Finance's lessees to comply with the terms of their leases, causing restructuring of lease agreements. Such restructurings have included reduced rental rates, deferred payments or early returns of aircraft. These events have also contributed to an excess of aircraft in the market place, which has resulted in a significant number of aircraft being parked. These excess aircraft impact the market by causing decreases in the market value of the aircraft, a more competitive leasing market, reductions in lease rates, increased storage costs and increased downtime. These events have impaired the ability of Aircraft Finance to re-lease aircraft on a timely basis and at favorable rates and may reduce the value of the aircraft for possible sale. All of these factors have had and will likely continue to have an adverse effect on the cash flow generated from Aircraft Finance's aircraft. Such reductions in cash flows will have a negative impact on the amount and timing of payments that will be made by Aircraft Finance on the Notes. There can be no assurances as to if and when the aircraft leasing market, and subsequently cash flows to Aircraft Finance, will improve.


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

         At June 30, 2002, there were five lessees on non-accrual status. With respect to these lessees all six aircraft have been returned early and five aircraft have been subsequently re-leased. The total amount of rent and maintenance reserve payments outstanding under the leases for the six aircraft from these five lessees amounted to approximately $6.8 million as of June 30, 2002. One of these lessees, based in Brazil, owed approximately $1.0 million at June 30, 2002 for outstanding maintenance reserve payments, after the application of a $1.0 million cash security deposit. The second lessee based in the United States owed approximately $1.0 million at June 30, 2002 for outstanding maintenance reserve payments after the application of $1.1 million of cash security deposits and a letter of credit. The third lessee, based in Turkey, owed approximately $3.4 million at June 30, 2002 for outstanding rent and maintenance reserve payments after the application of $1.3 million of cash security deposits, letters of credit, and the sale of shares of stock transferred to the lessor. The fourth lessee, based in Belgium, owed approximately $0.5 million at June 30, 2002 for outstanding rent. The fifth lessee, based in Canada, owed approximately $0.9 million at June 30, 2002 for outstanding rent and maintenance reserve payments.

         As of June 30, 2002, Aircraft Finance has repaid principal on the Notes of $149.1 million, as compared to $142.0 million based on revenue and expense assumptions found in the Offering Memorandum dated April 21, 1999. For a more detailed analysis of Aircraft Finance's performance compared to the assumptions in the Offering Memorandum, see the unaudited Exhibit 99.1.

         The beneficial interests in Aircraft Finance were originally purchased by UniCapital AFT-I, Inc. (51%) and UniCapital AFT-II, Inc. (49%), each of which were then wholly-owned indirect subsidiaries of UniCapital Air Group, Inc., then a wholly-owned subsidiary of UniCapital Coporation ("UniCapital"). During 1999, 2000, and 2001, UniCapital sold all of its ownership of AFT-I, Inc., and AFT-I, Inc. and AFT-II, Inc. sold certain of their beneficial interests in Aircraft Finance to financial services companies. In addition, during 2001, AFT-II, Inc. transferred certain of its remaining interests to AFT-III, Inc., then a wholly-owned indirect subsidiary of UniCapital. Also during 2001, AFT-III, Inc. transferred certain of its remaining interests in Aircraft Finance to one of the financial services companies. On December 11, 2000, UniCapital and the entity that directly owns AFT-II, Inc. and AFT-III, Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the U. S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On January 9, 2002, the Bankruptcy Court entered a Confirmation Order in which it approved a plan for Unicapital, including substantially all of its direct and indirect subsidiaries, to emerge from reorganization under Chapter 11 of the Bankruptcy Code. In February 2002, UniCapital AFT-I, Inc., then a wholly owned subsidiary of TransCapital Corporation, sold 1.1% or all of its beneficial interests in Aircraft Finance to UniCapital Air Group, Inc. and TransCapital Corporation sold 7.4% or all of its beneficial interests in Aircraft Finance to UniCapital Air Group, Inc. As of June 30, 2002, financial services companies owned 62.5% of Aircraft Finance, AFT-II, Inc. owned 1.6% of Aircraft Finance, AFT-III, Inc. owned 27.4% of Aircraft Finance and UniCapital Air Group, Inc. owned 8.5% of Aircraft Finance. As of June 30, 2002, each of AFT-II, AFT-III and UniCapital Air Group, Inc. are wholly owned subsidiaries of Banc of America Leasing Commercial Markets, LLC, an affiliate of Bank of America, N.A.

         On July 30, 2002 Donald G. Butler, Equity Trustee of Aircraft Finance resigned effective August 30, 2002. A majority (by percentage) of the registered holders of the residual interest of Aircraft Finance appointed Andrew Dickson as the new Equity Trustee effective August 31, 2002.

Results of Operations

         Aircraft Finance reported a net loss of $2.4 million during the three months ended June 30, 2002 ("2002 Quarter") on total revenues of $31.0 million compared to net income of $1.5 million, on total revenues of $37.1 million, during the three months ended June 30, 2001 ("2001 Quarter"). Aircraft Finance reported a net loss of $3.8 million on total revenue of $61.9 million during the six months ended June 30, 2002 ("2002 Period") compared to net income of $3.4 million on total revenue of $74.8 million during the six months ended June 30, 2001 ("2001 Period"). The change to a net loss in the 2002 Quarter and Period from net income in the 2001 Quarter and Period was primarily due to lower rental and other income from operating leases as well as lower interest income partially offset by lower interest expense, depreciation expense and operating expenses, as further explained below. Aircraft Finance's revenues consisted of rental and other income from operating leases and interest income earned on cash balances.

         Rental and other income from operating leases was $30.6 million for the 2002 Quarter compared to $36.1 million for the 2001 Quarter, and $61.1 million for the 2002 Period compared to $72.5 million for the 2001 Period. The decrease is primarily due to restructured leases that resulted in reduction or deferral of rental income, aircraft that were re-leased at lower rental rates after having had downtime and several off-lease aircraft during the 2002 Period.

         Interest income was $0.4 million for the 2002 Quarter compared to $1.0 million for the 2001 Quarter, and $0.8 million for the 2002 Period compared to $2.2 million for the 2001 Period. The decrease in interest income is primarily due to lower interest rates earned on cash balances. Interest income is earned on Aircraft Finance's cash balances, which are invested in short-term highly liquid investments as permitted by the indenture. The amount of interest income earned varies based upon the current interest rates paid on such investments and the level of cash balances held by Aircraft Finance.

         Interest  expense,  including  interest  rate  swap  payments  of  $7.5 million, was $16.8 million for the 2002 Quarter compared to $18.4 million, including interest rate swap payments of $2.4 million, for the 2001 Quarter. For the 2002 Period interest expense was $33.9 million, including net interest rate swap payments of $15.2 million, compared to $37.2 million, including interest rate swap payments of $2.3 million, for the 2001 Period. This decrease is primarily due to lower LIBOR rates, and the continued paydown of outstanding principal balances on the Notes, as well as the expiration of two swap agreements in January 2002. Interest expense is paid on Aircraft Finance's outstanding Notes. The weighted average interest rate on the Notes for the 2002 Quarter and 2002 Period was 6.24% and 6.32%, respectively, compared to 6.60% and 6.67% for the 2001 Quarter and 2001 Period, respectively. The outstanding balance of the Notes at June 30, 2002 and June 30, 2001 was $1,059.9 million and $1,094.2 million, respectively. Interest expense varies based on the actual interest rates on the floating rate Notes, the interest rate swap costs or proceeds and the outstanding principal balances of the Notes.

         Depreciation expense was $10.5 million for the 2002 Quarter compared to $11.1 million for the 2001 Quarter, and $21.0 million for the 2002 Period compared to $22.1 million for the 2001 Period. The decrease in depreciation expense is primarily due to the write down of the book value of several aircraft during the Quarter ended September 30, 2001 that resulted in a reduction of the monthly depreciation expense.

         Operating expense was $4.5 million for the 2002 Quarter compared to $4.6 million for the 2001 Quarter, and $7.9 million for the 2002 Period compared to $9.0 million for the 2001 Period. The decrease in operating expense is primarily due to lower maintenance and repairs expense due to off-lease aircraft and lower winter utilization, offset somewhat by higher direct lease expense due to costs related to redelivery of some aircraft during the 2002 Period. Operating expense consists primarily of aircraft maintenance expense and lease related costs. Many of Aircraft Finance's lease contracts require the lessee to bear the obligation for maintenance costs on airframes and engines, and require the lessee to make certain payments to the lessor, calculated on measures of usage to cover the expected costs of scheduled maintenance charges, including major airframe and engine overhauls. Such amounts are included in rental and other income from operating leases. Under the provisions for many leases, for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to, but not exceeding, related payments made by the lessee, to the lessor based on those measures of usage. Reserves are maintained at amounts considered adequate to cover those expected payments for maintenance costs.

         Administrative and other expenses were $1.5 million for both the 2002 Quarter and the 2001 Quarter, and $3.0 million for both the 2002 Period and the 2001 Period. These expenses consist primarily of fees paid to the service providers and other general and administrative costs. The most significant of these fees was the servicer fee, which amounted to $1.0 million in the 2002 Quarter compared to $1.1 million in the 2001 Quarter, and $2.0 million for the 2002 Period compared to $2.2 million for the 2001 Period. A portion of the fees paid to the Servicer corresponds to rental payments due and received. This portion of the Servicer Fee is based upon a fixed percentage of rental receipts and will vary with rental income of Aircraft Finance. The decrease in servicer fee was offset by an increase in other general and administrative expenses such as D&O insurance, legal costs and consultant fees.

         On June 30, 2002, the fair value of the interest rate swaps was approximately ($31.4) million compared to ($32.7) million on December 31, 2001. The change in the fair value of derivatives of $1.3 million, was recorded as a component of other comprehensive income, and accumulated other comprehensive loss of ($31.4) million was recorded in the Consolidated Statement of Changes in Beneficial Interest Holders' Deficit.

         Moody's Investors Service, Inc. ("Moody's"), one of the rating agencies for the Notes, announced the downgrade of the Class C and Class D Notes in a press release issued on March 18, 2002. The Class C Notes were downgraded from Baa2 to Ba1 and the Class D Notes were downgraded from Ba2 to B2. The press release states that factors affecting Moody's downgrade included concerns over
(i) possible loss of cash flow due to lease restructurings following the September 11 crisis and continued re-leasing at reduced rates in the near future, (ii) the significant percentage of aircraft that will be coming off lease within twelve months of December 31, 2001, (iii) the level of the delinquent lessees and the number of grounded aircraft, (iv) the potential volatility of future cash flows due to the proportion of widebody aircraft in the aircraft portfolio and (v) the decrease in the aggregate appraised value of the aircraft as of December 31, 2001.

Liquidity

         Aircraft Finance held cash and cash equivalents of $77.6 million, and restricted cash of $10.8 million at June 30, 2002, compared to $70.6 million and $17.7 million, respectively, at June 30, 2001. The liquidity reserve amount, which is included in cash and cash equivalents, was $52 million at June 30, 2002 and December 31, 2001. The liquidity reserve amount is required under the terms of the indenture and is intended to serve as a source of liquidity for Aircraft Finance's maintenance obligations and other contingent costs.

         At June 30, 2002 there were six aircraft that were on the ground and not earning revenue. In addition, aircraft re-leased during the six month period ended June 30, 2002 were re-leased at significantly lower rental rates and certain aircraft experienced significant downtime before being re-leased.

         Additional leases were restructured during the six month period ended June 30, 2002 in addition to those restructured in December 2001 as discussed in "Recent Developments". In combination, the above events significantly decreased cash flows for Aircraft Finance. Given the current leasing environment, it is likely that such reductions in cash flow will continue for the foreseeable future. However, given the liquidity reserve amount and other reserve amounts Aircraft Finance has in effect, it is believed that Aircraft Finance will be able to meet its interest obligations over the next twelve months.

Cash Flows from Operating Activities

         Aircraft Finance's cash flows from operating activities depend on many factors including, but not limited to, the performance of lessees and Aircraft Finance's ability to re-lease aircraft, the average cost of the Notes, the effectiveness of its interest rate hedging policies, the ability of interest rate swap providers to perform under the terms of the swap agreements and the ability of Aircraft Finance to refinance certain subclasses of Notes that have not been repaid with lease cash flows.

         Net cash provided by operating activities for the 2002 Period amounted to $15.0 million, primarily reflecting a net loss of $3.8 million adjusted by non-cash depreciation expense of $21.0 million and an increase in accounts payable and accrued liabilities related to operations of $0.9 million. These were offset by an increase in receivables and other assets of $1.4 million, and decreases in deferred rental income of $1.4 million and security and other deposits of $0.5 million. Receivables increased due to a termination fee owed but not paid and an increase in deferred income due to restructuring of leases.

         Net cash provided by operating activities for the 2001 Period amounted to $28.8 million, primarily reflecting net income of $3.4 million adjusted by non-cash depreciation expense of $22.0 million and increase in security and other deposits of $5.5 million. These were offset by decreases in accounts payable and accrued liabilities of $1.2 million, deferred rental income of $0.5 million, and an increase in receivables and other assets of $0.5 million.

Cash Flows from Investing and Financing Activities

         Net cash used in investing activities for the 2002 Period amounted to $1.2 million for capitalized aircraft improvements (consisting of $2.1 million of capitalized aircraft improvements net of accrued liabilities of $0.9 million related to capitalized aircraft improvements) compared to $2.3 million for the 2001 Period.

         Net cash used in financing activities for the 2002 Period amounted to $12.9 million due to principal repayment on the Notes. As a result, the balance of these Notes was $1,059.9 million at June 30, 2002. As a result of the annual average base value appraisals dated December 31, 2001 being lower than the assumed portfolio values set forth in the indenture additional principal would be required to be redirected to certain Classes of Notes if sufficient cash were available to do so. Generally, principal and interest is repaid on these Notes monthly based upon the cash collected, the anticipated expenses and the cash balances held by Aircraft Finance on the calculation date. As a result, monthly principal payments on the Notes will vary depending on Aircraft Finance's revenues and expenses for the month. Lower cash repayment of the Notes in the 2002 Period compared to the 2001 Period was due to less cash collected during the 2002 Period compared to the 2001 Period. Lower cash collected was due to lower rental payments and other payments from operating leases in the 2002 Period as discussed in "Results of Operations".

         Net cash used in financing activities for the 2001 Period amounted to $32.6 million due to principal repayment on the Notes. As a result, the balance of these Notes was $1,094.2 million at June 30, 2001. During the 2001 Period additional principal was redirected to certain Classes of Notes as a result of the annual base value appraisals of aircraft.

         At June 30, 2002, Aircraft Finance was a party to five interest rate swap agreements. Three of these agreements were entered into on May 5, 1999 and the other two were entered into on June 29, 2000 but had an effective date of July 15, 2000. The net aggregate amount due to be paid or received by Aircraft Finance under these agreements is determined monthly and is due on the same day as the payments under the Notes. The net economic effect of these interest rate swaps was to hedge Aircraft Finance's variable interest rate exposure from movements in interest rates over the duration of certain lease terms. Please see "Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further information about these interest rate swap agreements.


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

         Aircraft Finance is a party to five classes of Notes. The estimated fair value of these Notes at June 30, 2002 was approximately $916.4 million compared to $900.1 million at December 31, 2001. The terms of each class of the Notes, including the outstanding principal amount at June 30, 2002, are as follows: (dollars in thousands)

             Outstanding
Class of      Principal                         Expected Final         Final
 Notes         Amount        Interest Rate       Payment Date      Maturity Date
 -----         ------        -------------       ------------      -------------
Class A-1   $  512,500       LIBOR + 0.48%        May 15, 2004      May 15, 2024
Class A-2      263,914       LIBOR + 0.50%       June 15, 2008      May 15, 2024
Class B        119,096       LIBOR + 1.15%        May 15, 2016      May 15, 2024
Class C        100,502               8.00%       July 15, 2016      May 15, 2024
Class D         63,859              11.00%     August 15, 2016      May 15, 2024
            ----------
            $1,059,871
            ==========

         Aircraft Finance was a party to five interest rate swap agreements at June 30, 2002. Under the agreements, Aircraft Finance will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay Aircraft Finance a rate of interest on the notional amount based on one month LIBOR. The one-month LIBOR rate with respect to the Notes and the Swaps as of June 30, 2002 and December 31, 2001 was 1.84% and 1.90%, respectively. Due to the potential volatility of LIBOR, the fair value of Aircraft Finance's interest rate swap agreements is also subject to volatility. The change in fair value of the interest rate swaps was due to changes in market interest rates as well as the expiration of two swap agreements, as discussed below. This change was recorded in other comprehensive income in the equity section of the balance sheet.

         Two of Aircraft Finance's swap agreements expired on January 15, 2002. The notional amounts of these two swap agreements totaled $80 million.

         The following table presents, as of June 30, 2002, the terms of Aircraft Finance's interest rate swap agreements: (dollars in thousands)

  Fixed      Rate to be          Rate to be
Notional  paid by Aircraft  received by Aircraft     Maturity          Estimated
 Amount        Finance             Finance             Date           fair value
 ------        -------             -------             ----           ----------
$175,000        5.56%               LIBOR          October 15, 2002   $  (2,106)
 345,000        5.65%               LIBOR          January 15, 2004     (15,352)
 230,000        5.71%               LIBOR         November 15, 2004     (12,183)
  20,000        7.14%               LIBOR          October 15, 2002        (352)
  15,000        7.17%               LIBOR              May 15, 2005      (1,445)
                                                                      ---------
                                                                      $ (31,438)
                                                                      =========

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

                           Part II. Other Information
                           --------------------------

Item 6.  Exhibits and Reports of Form 8-K

a.       Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         99.1 Other information - Analysis of actual cash flows versus assumed case

b.       Reports on Form 8-K

         During the quarterly period ended June 30, 2002, Aircraft Finance filed reports on Form 8-K dated April 15, 2002, May 15, 2002 and June 17, 2002. Such reports on Form 8-K included copies of the monthly reports to holders of the Notes.

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


        August 14, 2002                 By:     /S/CHARISSE L. RODGERS
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



SIGNATURE                      TITLE                             DATE
---------                      -----                             ----


/S/DAVID H. TREITEL            Independent Controlling Trustee   August 14, 2002
-------------------                                              ---------------
David H. Treitel


/S/RICHARD E. CAVANAGH         Independent Controlling Trustee   August 14, 2002
----------------------                                           ---------------
Richard E. Cavanagh


/S/DONALD G. BUTLER            Equity Trustee and Controlling    August 14, 2002
-------------------            Trustee                           ---------------
Donald G. Butler


/S/CHARISSE L. RODGERS         Owner Trustee                     August 14, 2002
----------------------                                           ---------------
Wilmington Trust Company, not
in its individual capacity but
solely as the Owner Trustee